Form 10-K
period 2025-12-31
PERRIGO Co plc
filed 2026-02-26
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of our ordinary shares on June 27, 2025 as reported on the New York Stock Exchange, was $3,650,573,391. Ordinary shares held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 24, 2026, the registrant had 137,649,352 outstanding ordinary shares.
Documents incorporated by reference:
The information called for by Part III will be incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed pursuant to Regulation 14A or will be included in an amendment to this Form 10-K.

PERRIGO COMPANY PLC
FORM 10-K
YEAR ENDED DECEMBER 31, 2025

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

Perrigo's broad offerings are well diversified across several major product categories as well as across geographies, primarily in North America and Europe, with no one product representing more than 5% of total revenue. In North America, Perrigo is the leading store brand private label provider of self-care products in many categories, including upper respiratory, healthy lifestyle and women's health, along with brands including Opill® and Mederma®. In Europe, our portfolio consists primarily of brands, including Compeed®, ellaOne®, Solpadeine®, Jungle Formula®, and ACO®.

Two key initiatives have been fundamental in advancing our self-care strategy — our Supply Chain Reinvention Program, a global supply chain efficiency program, and Project Energize, a global investment and efficiency program. In addition, we continue to invest in other initiatives, including innovation, information systems and tools, and our people to drive consistent and sustainable results.

Perrigo’s unique complementary businesses enable each individually to play a specific reinforcing role, where 1) store brands generate cash for investments into the Company’s key higher margin, higher growth brands, 2) branding and innovation capabilities deliver both brand and store brand demand generation designed to lead to stronger customer partnerships, 3) consumer-led innovation scaled across brands, store brands and geographies, and 4) leveraging global supply chain scale of more molecules at more price points to more consumers driving household penetration.

The Company’s plan to drive cash flow and total shareholder return is anchored behind its ‘Three-S’ plan – ‘Stabilizing’ Consumer Self-Care Americas store brand and infant formula businesses; ‘Streamlining’ the global portfolio, enterprise operating model and Consumer Self-Care International business; and ‘Strengthening’ what is working by prioritizing and increasing investments behind key brands. Further 2025 highlights can be found in Item 7. Management Discussion and Analysis - Executive Overview.

Perrigo Company plc - Item 1
Business

Strategy & Competitive Advantage

Our objective is to grow our business by responsibly leveraging our global infrastructure to deliver high quality self-care solutions to customers and consumers through our expansive product offerings, providing new innovative products, brands, and product line extensions to consumers through entering new adjacent products and categories, new geographies and new channels of distribution organically and inorganically.

Among other elements, we believe the following factors give us a competitive advantage and provide value to our customers and consumers:

•A diverse product portfolio, leadership in first-to-market product development, and product life cycle management;
•Experienced research and development ("R&D"), innovation and regulatory capabilities to develop and launch high-quality solutions, differentiated product and packaging features, product reformulations, and new brands and brand line extensions;
•Deep understanding of consumer needs and customer strategies with market, category and product specific promotional and e-commerce capabilities;
•Expansive global commercial infrastructure, brand-building capabilities, and an extensive and diverse product portfolio to leverage our ability to deliver hundreds of molecules at multiple price points;
•Supply chain breadth, and utilizing economies of scale to manage supply chain complexity across multiple dosage forms, formulations, stock-keeping units and geographies; and
•Quality and cost effectiveness throughout the supply chain and operational systems across all products creating a sustainable, lower-cost network across our manufacturing and distribution networks.

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
During the first quarter of 2026, we have begun transitioning from a geographic segment reporting structure to a category-based segment view, enabling us to better align our financial disclosures and operational analysis with our product offerings and strategic priorities. The change is being made to stay in alignment with the way our chief operating decision maker intends to make future operating decisions, allocate resources and manage the growth and profitability of the Company. The anticipated change is not expected to have any impact on the Company's historical consolidated financial position, results of operations, or cash flows.

We previously had a "prescription only" ("Rx") segment comprised of our generic prescription pharmaceuticals business in the U.S. and other pharmaceuticals and diagnostic businesses in Israel, which have been divested. The Rx segment was reported as Discontinued Operations in 2021, and is presented as such for all periods in this report. See Item 8. Note 5 for more information. Financial information related to our business segments can be found in Item 8. Note 21.

CONSUMER SELF-CARE AMERICAS

The CSCA segment develops, manufactures and markets our leading self-care consumer solutions in the U.S. and Canada. We primarily provide our customers self-care products that are sold and marketed under the customer's own brands and/or exclusive brands ("store brands"). We also own, market and sell to consumers and customers a select lineup of branded self-care products. Customers include major global, national, and regional retail drug, supermarket, mass merchandise chains, e-commerce retailers, and major wholesalers.

Our store brand products are comparable in quality and effectiveness to national brands. Store brand products must meet the same stringent U.S. Food and Drug Administration ("FDA") requirements as national brands within the U.S. and the requirements of comparable regulatory bodies outside the U.S. In most instances, our product packaging, marketing, advertising, and e-commerce focus are designed to invite and reinforce comparison to national brand products, while conveying a superior value for consumers. The cost of store brand products to retailers is significantly lower than that of comparable nationally advertised brand name products. The retailer, therefore, can price a store brand product below the competing national brand product and realize a greater percentage and dollar profit, while consumers benefit from receiving a high-quality product at a price below the

Perrigo Company plc - Item 1
Business

comparable national brand product. Consumer awareness and knowledge of the quality, value and efficacy of our products are achieved from marketing efforts made by us, our retailer customers and wholesalers.

Certain branded products are developed, manufactured and distributed within the CSCA segment. Our primary branded products sold under brand names include Compeed®, Dr. Fresh®, Firefly®, Good Sense®, Good Start®, Mederma®, Nasonex®, Plackers®, Prevacid®24HR, REACH®, Rembrandt®, Steripod® and Opill®.

CONSUMER SELF-CARE INTERNATIONAL

The CSCI segment comprises our consumer self-care product categories outside the U.S. and Canada, primarily our branded products in Europe and Australia and our store brand products in the United Kingdom and parts of Europe and Asia. We leverage our broad marketing, sales, regulatory, manufacturing and distribution infrastructure to drive market share, innovate new products and brands, in-license and expand product lines, and sell and distribute third-party brands. The CSCI segment products are sold primarily through an established pharmacy sales force to an extensive network of customers including pharmacies, wholesalers, drug and grocery store retailers, e-commerce retailers, and para-pharmacies in more than 30 countries, predominantly in Europe. Branded products in the CSCI segment are marketed using traditional and digital advertising as well as point-of-sale promotional spending to enhance brand equity.

While we have hundreds of brands, we focus our resources on growth brands, including Solpadeine®, Coldrex®, Physiomer®, Jungle Formula®, NiQuitin®, Compeed®, and ellaOne®. Many of these brands have leading positions in the markets in which they compete. We focus our resources, including R&D investments, to these brands to strengthen their market position while leveraging the same R&D efforts for local brands. Our new product pipeline is supported by internal R&D, new product development, and acquisitions and partnerships - for both brand extensions and product improvements.

PRODUCTS

We offer products in the following categories:

Product Category	Description
Upper Respiratory	Products that relieve upper respiratory symptoms, including cough suppressants, expectorants, sinus and allergy relief.
Nutrition(1)	Infant formulas and oral electrolyte beverages.
Digestive Health	Products such as antacids, anti-diarrheal, and anti-heartburn that relieve symptoms associated with digestive issues.
Pain and Sleep-Aids	Products comprised of pain relievers, fever reducers and sleep-aids.
Oral Care	Products used for oral care, including toothbrushes, toothbrush replacement heads, floss, flossers, whitening products and toothbrush covers.
Healthy Lifestyle	Products that help consumers live a healthy lifestyle such as smoking cessation, and well-being products.
Skin Care	Products for the face and body such as dermatological care, scar management, lice treatment, and other products for various skin conditions.
Women's Health	Women's health products, including feminine hygiene and contraceptives.
Vitamins, Minerals, and Supplements ("VMS")	Vitamins, minerals, and supplements.
Other(2)	Other miscellaneous self-care products.
(1) The Nutrition product category is exclusive to CSCA. Historically, the Nutrition product category included the nutritional beverages product line which was exited during 2023.
(2) Historically, the Other product category included products from our Rare Diseases business which was divested from our CSCI segment in 2024. Refer to Item 8. Note 3 for divestiture details.

New Products

We consider a product to be new if it (i) was reformulated into an additional unique product, (ii) was a product line extension due to changes in characteristics such as strength, flavor, or color, (iii) had a change in product status from "prescription only" ("Rx") to OTC, (iv) was a new store brand or branded launch, (v) was provided in a new dosage form or (vi) was sold to a new geographic area with different regulatory authorities, in all cases, within 12 months prior to the end of the period for which net sales are being measured. Notable new product launches in the year ended December 31, 2025 include Phenylephrine No Drip Nasal Spray, IBU/APAP Dual Active and the TriosTM program launch in CSCA and CSCI line extensions in the Bronchostop® 5 in1 products, flavor roll outs in NiQuitin®, launches of Nasalmer® in new geographic areas. We also had new products in the Physiomer®, Jungle Formula®, Coldrex® and Compeed® franchises. Each of our product categories and growth brands have a three to five-year

Perrigo Company plc - Item 1
Business

innovation master plan. We rely on both internal R&D and strategic product development agreements with outside sources to develop new products.

SIGNIFICANT CUSTOMERS

Sales to Walmart Inc. represented 12.9% and 11.9% of our consolidated net sales in 2025 and 2024, respectively. While we have other important customers, no other individual customer represents more than 10% of net sales. Our top ten customers accounted for 47% of our total consolidated net sales in 2025 and 2024. We believe we generally have good relationships with our customers. Refer to Item 1A. Risk Factors - Operational Risks for risks associated with customers.

COMPETITION

The markets for our self-care products are highly competitive and differ for each product line, category and geographic region. The competitive landscape of the European consumer products market in the categories in which we compete is more fragmented than the North American market. Our primary competitors include manufacturers, such as Dr. Reddy's Labs, LNK International, Inc., PL Developments, Aurobindo and Sun Pharmaceuticals, and brand-name pharmaceutical and consumer product companies, such as Haleon, Kenvue, Procter & Gamble, Reckitt Benckiser, Abbott Nutrition, Bayer AG, Opella, Philips, Teva, Viatris, and Stada. Each product category of our business has certain key competitors, such that a competitor generally does not compete across all product lines or across all geographic markets. However, some competitors do have larger sales volumes in certain of our categories. Competition is based on a variety of factors, including price, quality, product assortment, customer service, marketing support and approvals for new products. Refer to Item 1A. Risk Factors - Operational Risks for additional information and risks associated with competition.

TRADEMARKS, PATENTS AND LICENSING AGREEMENTS

While we own certain trademarks and patents, neither our business as a whole, nor any of our segments, is materially dependent upon our ownership of any one trademark, or patent, or group of trademarks or patents.

MATERIALS SOURCING

Low cost, high-quality raw materials and packaging components are essential to all of our business units. Some generic raw materials and packaging components are available from multiple suppliers. However, supplies of certain raw materials and packaging components, due to their technical specifications and product delivery systems, are more limited as they may be available from one, or only a few suppliers, and may require extensive compatibility testing before we can use them.

Historically, we have been able to react effectively, yet not always immediately, to situations that require alternate sourcing. Should such alternate sourcing be necessary, FDA requirements placed on products approved through the Abbreviated New Drug Application ("ANDA") or New Drug Application ("NDA") process could substantially lengthen the approval of an alternate source and adversely affect financial results. Additionally, the same sourcing principle holds for other specific regulatory requirements in countries in which we compete. We believe we have good, cooperative working relationships with our suppliers and have historically been able to capitalize on economies of scale in the purchase of materials and supplies due to our volume of purchases. Refer to Item 1A. Risk Factors - Operational Risks for risks associated with materials sourcing. Refer to Item 7. Management's Discussion and Analysis - Executive Overview for a detailed discussion of the impact of inflation and supply chain disruptions, the war in Ukraine, and the Middle East conflicts on our materials sourcing.

MANUFACTURING AND DISTRIBUTION

Our primary manufacturing facilities are in the U.S. We also have manufacturing facilities in the U.K., Belgium, France, Germany and China, along with a joint venture in China. We supplement our production capabilities with the purchase of products from external sources. While our business is not generally seasonal, the capacity of some facilities may not be fully utilized at certain times for various reasons, such as consumer and customer demand, the seasonality of certain product categories (for example, cough/cold/flu and allergy products) and new product launches. We may utilize available capacity by performing contract manufacturing for other companies. We have logistics facilities in the U.S., in numerous locations throughout Europe, and Australia. We use contract freight and common carriers to deliver our products to customers. We also utilize direct-to-consumer platforms to deliver certain offerings to consumers.

In 2022, we initiated a Supply Chain Reinvention Program to reduce structural costs, improve profitability and our service levels to our retail partners, and strengthen our resiliency by streamlining and simplifying our global supply

Perrigo Company plc - Item 1
Business

chain. Through this initiative, we reduced portfolio complexity, invested in advanced planning capabilities, diversified sourcing, and optimized our manufacturing assets and distribution models. The program was executed over a three-year period and, having achieved its primary objectives, was being finalized as of December 31, 2025. For the remaining project wind-down activities, we anticipate less than $10 million of additional costs to be incurred through fiscal year 2026.

Refer to Item 7. Management's Discussion and Analysis - Executive Overview for a detailed discussion of the impact of inflation and supply chain disruption, and the Supply Chain Reinvention Program on our manufacturing and distribution, and refer to Item 1A. Risk Factors - Operational Risks for risks associated with our manufacturing facilities.

OUR SUSTAINABILITY AND ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”) STRATEGY

Sustainability

We view sustainability as an opportunity to create long-term value for our business and stakeholders. Accordingly, we align our initiatives with established frameworks such as the Task Force on Climate-related Financial Disclosures ("TCFD"), the Sustainability Accounting Standards Board ("SASB"), and the Global Reporting Initiative ("GRI"). To facilitate progress, we establish measurable objectives and endeavor to provide transparent reporting on our progress. We believe this commitment helps position us to adapt to evolving expectations and regulatory requirements.

Sustainability is governed through an intentional framework that integrates oversight at both the board and management levels. The Board of Directors maintains responsibility for overseeing all major enterprise risks, including ESG matters, with specific committees providing focused review of sustainability and climate-related risks. This structure is designed to ensure that sustainability considerations are embedded within Perrigo’s overall risk management and strategic direction. Management oversight is led by the Executive Leadership Team and the Vice President Global Ethics, Privacy & Sustainability, supported by dedicated sustainability professionals embedded across key business functions. This cross-functional approach is designed to ensure that sustainability considerations are reflected in strategic decision-making, operational practices, and ongoing stakeholder engagement.

Our sustainability strategy centers on four key priorities: Acting on Climate, People & Communities, Packaging and Responsible Sourcing. These areas guide our efforts to reduce our impact and create value for our stakeholders.

Acting on Climate: Mitigating the climate crisis requires ambitious goals and credible, science-based actions. Perrigo's goal is to reach net zero greenhouse gas emissions across our supply chain and operations by 2040. Our plan includes reducing our direct and indirect emissions by minimizing our production footprint, investing in renewable energy, redesigning products and packaging, and moving to electric vehicle fleets for our international business.

People & Communities: We foster a culture of inclusivity and teamwork, both within Perrigo and in the communities we serve. We have made progress in increasing representation at our board and executive levels, helping us better reflect the experiences of our consumers.

Packaging: Better products and packaging help our consumers, the climate, and our planet. We are contributing to the circular economy by transitioning to reusable, recyclable, and compostable packaging, where possible. Our priorities include reducing packaging weight and innovating materials.

Responsible Sourcing: We are committed to upholding human rights, ensuring fair working conditions, and protecting the environment in our supply chain. We demonstrate our commitment through rigorous monitoring programs. Our intention is to collaborate with suppliers who share our values and responsible practices to make a positive impact on our value chain.

Perrigo Company plc - Item 1
Business

Environmental Matters

Our facilities and operations are subject to various environmental laws and regulations relating to air emissions, wastewater discharges, solid and hazardous waste management activities, and the safety of our employees. We undergo periodic internal audits related to environmental, health, and safety requirements to maintain compliance with applicable laws and regulations in each jurisdiction where we operate. We also maintain regulatory registers of all applicable environmental, health and safety compliance obligations that we conduct periodic self-assessments against to determine our compliance status for each manufacturing site. We have made, and continue to make, expenditures necessary to comply with applicable environmental laws; however, we do not believe that the costs for complying with such laws and regulations have been or will be material to our business. We do not have any material remediation liabilities outstanding.

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

Human Capital Resources

We believe that the support and development of our global colleagues is an important component enabling us to attract, retain, and engage the talent needed to deliver on our self-care strategy. Our global workforce consists of approximately 8,100 full-time and part-time employees spread across 31 countries, of which approximately 17.5% were covered by collective agreements as of December 31, 2025. We continuously endeavor to provide a safe and inclusive work environment so our colleagues can bring their best to work every day. Our vision is clear: “To Provide the Best Self-Care for Everyone”. At Perrigo, our success is not just about reaching these goals; it is about how we get there. The way we work together is foundational. Our Core Values ensure that every decision we each make supports our vision and strengthen our collective impact as One Perrigo. Each global colleague is responsible for upholding Perrigo’s three Core Values of: We Care Deeply, We Do the Right Thing and We Play to Win.

Consistent with our Vision and Core Values, we strive for a world-class and representative workforce that reflects our consumers across the globe, enabling us to continue to provide the best self-care to everyone. We believe that equitable practices and fostering an environment where every individual feels valued, respected and empowered at work creates lasting benefits for our colleagues, customers, consumers, and shareholders and enhances our culture, performance, and profitable growth. Our strategy focuses on building a winning culture through 'belonging' by:

•Educating our workforce to create an environment where every individual feels valued, respected and empowered at work;
•Strengthening our talent management practices through a lens of belonging; and
•Enabling leaders, embedding accountability and strengthening our governance practices.

We are committed to making self-care accessible to all and understand that we can accomplish this by nurturing a culture of belonging where people feel valued, welcomed, respected and heard. Achieving this goal enables our colleagues to deliver their best work and keep our consumers at the center of how we innovate, create, and deliver results. Accordingly, we continue to take action to help ensure our practices, policies, and processes are inclusive and fair for all colleagues. We also strive to support the well-being of the communities we serve and the individuals that make up our team of talented colleagues.

Colleagues at all levels of our Company continually receive educational resources and information on how to best support themselves and foster a culture where every individual feels supported and respected for who they are. Colleagues are encouraged to practice self-care and are provided support resources such as our global Employee Assistance Program which is designed to meet diverse needs of our colleagues across multiple identities, cultures and languages.

Compensation, Benefits, Health, Safety, and Well-being

Perrigo’s commitment to self-care starts with our own team. We are dedicated to maintaining a safe workplace for our team members. As a multi-national company, we are subject to a broad range of local and international laws and regulations relating to occupational safety and health, and our safety program is designed to meet these compliance requirements at a minimum. We also set specific safety standards to proactively identify and manage critical risks to eliminate significant injury and fatality potential in our operations. We continuously evaluate all

Perrigo Company plc - Item 1
Business

applicable opportunities to reduce risk and provide a safe secure environment and our goal is to create a 100% safe workplace for our team members.

Our Total Rewards philosophy is to continuously attract, retain, and engage our people by designing Total Rewards that reinforce 'belonging' at Perrigo and align with our values and winning culture, helping to drive top tier performance and fulfill Perrigo's Vision. Our Total Rewards package delivers competitive pay, cash-based incentives, broad-based stock grants, retirement benefits, leading healthcare, paid time off, and on-site wellness services, among other benefits. Additionally, we are proud to continue our “HEALTHYyou” well-being program that supports our colleagues and their families in maintaining and improving their health as they navigate their own self-care and well-being journeys. This program is highly valued by our colleagues and it continues to be recognized externally by receiving the Best and Brightest in Wellness™ Award every year since 2017.

Growth, Development, and Engagement

Our One Perrigo culture is a strategic enabler of business performance. By strengthening organizational capability and accelerating talent development, we are building the workforce needed to deliver sustainable growth. This year, we advanced our global framework of core behaviors defining “Perrigo at Our Best” and embedded them across the organization. These behaviors, supported by five developmental levels, provide clear progression pathways and enable data-driven decisions in hiring, onboarding, and development. This approach is designed to ensure equity and transparency while aligning talent growth with business priorities.

Employee engagement remains central to our strategy. We have implemented more structured communications and feedback mechanisms and tools to support leaders to connect individuals to our strategy. We enhanced our development philosophy by deepening the partnership between colleagues and managers supported by annual career conversations to match individual aspirations to organizational needs. Our robust talent identification process now better matches high-potential colleagues with critical roles, ensuring we have the right capabilities in place to execute our strategy. These initiatives strengthen our culture, improve engagement and retention, and create a pipeline of leaders who will drive long-term value for shareholders.

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

We also want to ensure that colleagues can connect their daily work to our vision, purpose and strategy. We do this through regular global, functional and local townhalls and round table discussions with senior leaders. This gives colleagues an opportunity to stay up to date, share their views and to get their questions answered. We also run regular engagement surveys to take feedback from the organization and convert that feedback into meaningful action to build a winning culture.

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

Community Engagement

The Perrigo Company Charitable Foundation (the "Foundation") exists to support nonprofit organizations' initiatives in health and self-care, education, and community engagement and well-being within the communities where Perrigo operates around the world, mainly through a grant application process. The Foundation provides opportunities for our employees to get involved and give back their time and talent through charitable work and programs that put additional funds into the hands of those who need them most. We encourage all employees to volunteer in their local communities, which we believe has additional benefits on morale, mental health and goodwill as well as professional skills and network development.

More details on these and other Perrigo Company initiatives are available on our website at www.perrigo.com.

Perrigo Company plc - Item 1
Business

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

United States Regulation

Our products are subject to regulation by one or more U.S. agencies, including the U.S. FDA.

The FDA has regulatory authority over OTC drug products, active pharmaceutical ingredients ("API"), medical devices, cosmetics, and foods, including dietary supplements and infant formula. The FDA periodically inspects our facilities and reviews our quality management systems and manufacturing processes for compliance with applicable laws and regulations. If the FDA identifies or becomes aware of new safety information related to any of our products, it may require a range of actions, including additional inspections, enhancements to manufacturing controls, labeling modifications, additional testing, restrictions on indicated uses or marketing, post-approval studies, post-marketing surveillance, or product withdrawal or recall.

Under the FDA's unified Human Foods Program, our infant formulas are subject to comprehensive regulation, including premarket review by the Office of Critical Foods, adherence to labeling and nutrient content requirements overseen by the Nutrition Center of Excellence and the Office of Nutrition & Food Labeling, compliance with Good Manufacturing Practice ("cGMP") and quality control procedures, and 90‑day premarket notification for formulations with fundamental changes in processing or composition. The FDA requires infant formula manufacturers to test product composition and safety during production and shelf-life, and to maintain detailed production, testing, distribution, and complaint records. The FDA inspects our infant formula manufacturing facilities and collects and analyzes samples of our infant formula. In March 2025, the U.S. Department of Health and Human Services ("HHS") launched Operation Stork Speed, an initiative focused on strengthening the safety, nutritional adequacy, transparency, and resilience of U.S. infant formula. This initiative intends to review the nutrients used in infant nutrition, expand testing for contaminants, enhance labelling expectations and will evaluate potential future regulatory updates. Although no new binding requirements have yet been finalized, resulting regulatory changes remain under evaluation and may affect future compliance and regulatory obligations for infant formula manufacturers. We actively monitor and adjust our processes to remain in compliance with all applicable laws and regulations.

Additionally, certain of our products are subject to regulation by the U.S. Department of Agriculture ("USDA"), the U.S. Environmental Protection Agency ("EPA"), and U.S. Drug Enforcement Administration ("DEA").

We are also subject to various other federal, state, non-governmental, and local agency rules and regulations, including among others: U.S. federal anti-bribery laws; Federal Trade Commission regulation of advertising and marketing of consumer goods; consumer product safety requirements; U.S. export and import laws and trade, customs and tariff policies; state and federal privacy laws and regulations; laws requiring certain pharmaceutical manufacturers to track and report payments to physicians and teaching hospitals; and non-governmental standard-setting organizations such as the International Organization for Standardization ("ISO") and the United States Pharmacopoeia Convention, Inc. ("USP"). Compliance with the laws and regulations regarding the manufacture and sale of our current products and the discovery, development, and introduction of new products requires substantial effort, expense and capital investment.

In the U.S., government healthcare programs such as Medicare and Medicaid, are important third-party payers for patients treated with our products. While these programs may cover OTC products under some circumstances, utilization of our products under these programs is limited. When covering our products, these programs regulate the amount pharmacies and other healthcare providers are paid for our products. We participate in multiple programs, and are subject to associated price reporting, payment, and other compliance obligations under each.

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

Perrigo Company plc - Item 1
Business

European Union ("EU") Regulation

In the EU, as well as many other locations around the world, the manufacture and sale of medicinal products are subject to regulatory requirements similar to U.S. requirements, which generally prohibit the handling, manufacture, marketing, and importation of any medicinal product unless it is properly registered in accordance with applicable law. Obtaining approvals across EU member states can be complex, and health authorities may suspend or cancel registrations if a product is found harmful or ineffective, or if it is manufactured or marketed contrary to the conditions of registration. Notably, the following products are subject to the corresponding EU laws, standards, and regulations:

Medical Devices: To commercially distribute a medical device in the EU and affix the CE (Conformité Européenne) marking of conformity on such medical device, manufacturers must demonstrate conformity with the EU's Medical Device Regulation ("MDR") and applicable harmonized standards. Market access depends on completion of a conformity assessment, which varies by product type and typically includes manufacturer self-assessment and a third-party assessment by a Notified Body (an organization accredited by a member state under the EU's MDR). All devices must transition to MDR approvals by 2027–2028, with sell-off of existing products permitted until end of shelf life.

Dietary Supplements: Dietary supplements are subject to several regulations that inform the selection of ingredient levels and how products can be described on packaging and in advertising.

Cosmetics: Cosmetic products in the EU market are subject to several regulations that require manufacturers to prepare a product safety report prior to placing a cosmetic product in the market and to designate a “responsible person” to oversee compliance with the regulation’s reporting requirements. Such regulations also provide a common criteria and justification for claims to be used in the packaging and advertising of cosmetics products.

Biocides: Biocides in the EU market must comply with Regulation (EU) No. 528/2012, Regulation on Registration, Evaluation, Authorization and Restriction of Chemicals (EC) No. 1907/2006, and the Regulation on Classification, Labelling and Packaging Regulation of Substances and Mixtures (EC) No. 1272/2008.

General Product Safety Directive: In addition to those EU directives for specific product groups, our products must comply with the General Product Safety Directive (2001/95/EC) governing safety and traceability (excluding pharmaceuticals, medical devices, and food), and failure to comply could result in fines and other penalties.

Additional Global Regulations and Considerations

We must comply with a variety of U.S. laws related to doing business outside of the U.S., including but not limited to, Office of Foreign Asset Controls; United Nations and EU sanctions; the Iran Threat Reduction and Syria Human Rights Act of 2012; rules relating to the use of certain "conflict minerals" under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act; and regulations enforced by the U.S. Customs and Border Patrol. Changes in laws, regulations, and practices affecting the pharmaceutical industry and the healthcare system, including imports, exports, manufacturing, quality, cost, pricing, reimbursement, approval, inspection, and delivery of healthcare, may affect our business and operations. International sanctions and boycotts of our products could also impact our sales and ability to export our products.

Tax Regulations

Recent Changes to Tax Laws, Regulations and Related Interpretations

The Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. In particular, the OECD's Pillar Two initiative introduces a global per-country minimum tax of 15%. Pillar Two legislation has been enacted or substantively enacted in many of the jurisdictions in which we operate. We are in compliance with the OECD’s Pillar Two framework. After a comprehensive assessment, we have determined that there is no material impact on our financial results as a result of the implementation of the Pillar Two framework to date.

We believe that our existing global tax strategies will adequately address any necessary adjustments to comply with Pillar Two without significantly affecting our effective tax rate or overall financial position. We will continue to monitor regulatory developments to ensure ongoing compliance, but we do not anticipate any adverse effects on our operations or profitability due to the implementation of the Pillar Two framework to date.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes significant changes to federal tax law and permanently extends or modifies various provisions from the 2017 Tax Cuts and

Perrigo Company plc - Item 1
Business

Jobs Act, including, but not limited to, deductions for federal bonus depreciation, domestic research and development expenditures, and certain changes, some taxpayer-favorable and others not, for determining the limitation on business interest expense. We evaluated the OBBBA provisions enacted and determined they resulted in a tax benefit of $21.7 million for 2025. The remaining provisions of the OBBBA have multiple effective dates, with certain provisions effective in 2025 and others implemented over subsequent years. We are not anticipating the remaining provisions of the OBBBA to have a material effect on our consolidated financial statements.

AVAILABLE INFORMATION

Our principal executive offices are located at The Sharp Building, Hogan Place, Dublin 2, D02 TY74, and our North American base of operations is located at 430 Monroe Avenue NW, Grand Rapids, Michigan 49503. Our telephone number is +353 1 7094000. Our website address is www.perrigo.com. Our website and the information contained therein or linked thereto are not part of this Annual Report. We make available free of charge through our website our reports on Forms 10-K, 10-Q and 8-K, including any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"). These filings are also available to the public at www.sec.gov.

Perrigo Company plc - Item 1A
Risk Factors
ITEM 1A.    RISK FACTORS

SUMMARY OF RISK FACTORS

Operational Risks

•We face competition from other consumer packaged goods and pharmaceutical companies, which may threaten the demand for and pricing of our products.
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
•Disruption of our supply chain, including as a result of pandemics, global health crises, wars or other civil unrest, including war in Ukraine, or in the Middle East, could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.
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
•Our businesses could be adversely affected by deteriorating economic conditions in the countries in which we operate, shifts in the retail landscape, and changes in consumer behavior, and our results may be volatile due to these or other circumstances beyond our control.
•Our ability to achieve operating results in line with published guidance is inherently subject to significant uncertainties, and related stock-price volatility may heighten our susceptibility to investor lawsuits and activist shareholder activity.
•Our exposure to cybersecurity threats and third‑party information system vulnerabilities could result in a material adverse effect on our business.
•Our inability to timely and responsibly leverage emerging technologies, including generative artificial intelligence, could result in a material adverse effect on our business, and the use of emerging technologies generally could result in regulatory action, legal liability, operational challenges or reputational harm.
•We are subject to data privacy laws and regulations and our failure in compliance could result in a material adverse effect on our business.
•Management transition and our ability to attract and retain key personnel create uncertainties, which may negatively impact our business.

Strategic Risks

•We may not realize the benefits of business acquisitions, divestitures, and other strategic transactions, which could have a material adverse effect on our operating results.
•We have acquired significant assets that could become impaired or subject us to losses and may result in an adverse impact on our results of operations, which could be material.
•There can be no assurance that our business strategy and related strategic initiatives, including restructurings, will be executed effectively or achieve their intended effects.
•Failure to effectively monitor our strategies, initiatives and risks related to environmental, social, sustainability and governance matters, as well as any actual or perceived inability to satisfy the evolving and diverging requirements and expectations of our investors, customers, regulators, employees, suppliers and other stakeholders with respect to such matters may negatively affect our business and operations.

Perrigo Company plc - Item 1A
Risk Factors
•If we are unable to maintain effective internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of shares could be adversely affected.

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

Litigation and Insurance Risks

•We are and may become involved in lawsuits and may experience unfavorable outcomes of such proceedings.
•Increased scrutiny on pricing practices and competition, including antitrust enforcement activity by government agencies and class action litigation, may have an adverse impact on our business and operating results, which could be material.
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

Tax Related Risks

•The resolution of uncertain tax positions, including any ongoing disputes with U.S. and foreign tax authorities, could be unfavorable, which could have a material adverse effect on our business.
•Changes to tax laws and regulations or the interpretation thereof could have a material adverse effect on our results of operations and the ability to utilize cash in a tax efficient manner.
•Our effective tax rate or cash tax payment requirements may change in the future, which could adversely impact our future results of operations.

Capital and Liquidity Risks

•Our indebtedness could adversely affect our ability to invest in our business and implement our strategic initiatives.
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

Operational Risks

We face competition from other consumer packaged goods and pharmaceutical companies, which may threaten the demand for and pricing of our products.

Our Perrigo-branded products compete against store brand, generic, and branded health and wellness products. In addition, our products sold under labels of others (store brand) compete against other store brands, generic, and branded health and wellness products. If we or our store brand customers are unable to compete successfully, our business may lose customers or face negative pricing pressures. In particular:

•Our CSCA and CSCI businesses experience direct competition from other companies, including brand name companies, that may try to prevent, discourage or delay the use of our products through various

Perrigo Company plc - Item 1A
Risk Factors
measures, including introduction of new products, legislative initiatives, changing dosage forms or dosing regimens, regulatory processes, filing new patents or patent extensions, lawsuits, citizens’ petitions, and attempts to generate negative publicity prior to our introduction of a new competitive product. Moreover, other companies may produce the same products as us, sometimes sold at dramatically lower margins in order to gain market share. Other companies may also introduce new products or delivery techniques that make our current products less desirable.
•Our competitors may be able to adapt more quickly to changes in customer requirements or develop products comparable or superior to those offered by us at more competitive prices.
•Competition in the markets in which we operate may also be impacted by changes in regulations and government pricing programs that may give certain competitors an advantage.

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

The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly, and subject to a high degree of business risk. Products currently under development may require re-design to meet evolving regulatory standards, may not perform as expected, may not pass required bioequivalence studies, or may be the subject of intellectual property challenges. Necessary regulatory approvals may not be obtained in a timely manner, if at all. Even if we are successful in developing a product, our customers' failure to launch one of our products successfully, or delays in manufacturing developed products, could adversely affect our operating results. In addition, regulatory agencies may impose higher standards or additional requirements, as a condition to clearing new products, such as requiring more supporting data and clinical data than previously required, which could negatively impact our net sales. In our CSCA business, we must prove that the regulated generic drug products are bioequivalent to their branded counterparts, which may require bioequivalence studies, and, in the case of topical products, even more extensive clinical endpoint trials to demonstrate their efficacy, and the failure to do so could negatively impact our sales.
We operate in highly regulated industries, and any inability to timely meet current or future regulatory requirements could have a material adverse effect on our business and operating results.
We operate in highly regulated industries in numerous countries and are subject to the regulations of a variety of U.S. and non-U.S. agencies related to the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, import, export, advertising, and sale (including cost, pricing and reimbursement) of our products, as described in detail in Item 1. Business - Government Regulation and Pricing. Changes in laws, regulations, and practices in the countries in which we operate, including changes in interpretation of existing regulations (which may have retroactive effect) and actual or possible government shutdowns, may be difficult or expensive for us to comply with, could restrict or delay our ability to manufacture, distribute, sell or market our products, and may adversely affect our revenue, operating results, and financial condition or impose significant administrative burdens. Moreover, changes in the interpretation of existing regulations or practices by such regulators could result in changes in the legal requirements affecting us (including with retroactive effect). Divergence in regulatory approach from country to country, and between the EU and individual member states, adds cost and complexity to the compliance framework; and differences in requirements and/or implementation dates in different jurisdictions may provide competitive advantages to manufacturers that operate in other locations. If our products fail to meet regulatory requirements, our sales may be adversely affected, we may incur fines and penalties, and our exposure to liability relating to product-based claims may increase. Below are some examples of ways in which regulatory risk may impact us:

•On July 14, 2021, the European Commission adopted a set of proposals to ensure polices are aligned with the goal of reducing net greenhouse gas emissions by at least 55% by 2030 in comparison to 1990 (the "EU Green Deal"). As required under the Climate Law, the Commission also recommended, in February 2024, an additional intermediate target of 90% less emissions by 2040. There is a growing focus on environmental impact of self-care products, their ingredients, components, packaging, manufacturing, and disposal. This focus could lead to new requirements and restrictions in the coming years across all product categories.

Perrigo Company plc - Item 1A
Risk Factors
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
•U.S. and global regulatory agencies regularly inspect our manufacturing facilities and the facilities of our third-party suppliers for good manufacturing practices ("GMP") and other regulatory compliance. The failure of one of these facilities to comply with applicable laws and regulations may lead to a breach of representations made to our customers, or to regulatory or government action against us related to the facility or the products made in that facility, including suspension of or delay in regulatory approvals and product seizure, injunction, recall, suspension of production or distribution of our products, a total or partial shutdown of production in one or more facilities, remedial measures, loss of licenses or other governmental penalties, or civil or criminal prosecution, which could result in increased cost, lost revenue, or reputational damage.
•Regulatory agencies globally, including the FDA and the European Medicines Agency, have issued guidance on assessing and controlling nitrosamine impurities in medicine products. Global regulators have stated that the nitrosamine impurity topic is evolving. We are continuing to be actively engaged with the regulatory-based forums and associations to partner with, proactively contribute to, and respond accordingly to scientific advancements around nitrosamine impurities. As such, we continue to perform thorough risk assessments as outlined by guidance and initiating mitigation and control measures for any finding of nitrosamine impurities exceeding levels set by regulatory authorities. These control measures may include modifying the product formulation and/or conducting additional product testing. If such measures are not successful, product withdrawal may be required.
•Rx-to-OTC switches are part of our future growth. If regulatory agencies fail to approve Rx-to-OTC switches in new product categories or reassess the terms of existing OTC classifications, our growth prospects and product mix would be impaired. Further, regulatory agencies may reassess the terms of OTC classification if they perceive a shift in the previously assessed benefit/risk profile. Any such reassessment could lead to OTC products reverting to prescription. For example, Irish regulators are undertaking a formal review of non-prescription codeine products, which could result in the reclassification of codeine to prescription only after a brief transition period. A final opinion is expected in 2026. Sales of products containing OTC codeine in Ireland were approximately $24 million in 2025. Moreover, a reclassification by Ireland could lead to reviews in other jurisdictions as well.
•Our infant formula products may be subject to barriers or sanctions that limit international trade or dictate product composition. As governments impose new or more stringent regulations on the infant formula industry such as requiring additional testing, or compulsory batch-by-batch inspection, or revised manufacturing practice standards, our sales and operating margins in this category have been and could in the future be adversely affected as it is costly to comply with such new regulations or requirements, and to develop compliant products and processes for our infant formula products. For example, in March 2023, the FDA released its "Immediate National Strategy to Increase the Resiliency of the U.S. Infant Formula Market" and issued a letter to the powdered infant formula industry to share information to assist the industry in improving the microbiologic safety of powdered infant formula and resiliency of the infant formula market. In response to the FDA's evolving regulatory expectations on infant formula and observations at our facilities, we shortened our production campaigns to perform more frequent major cleanings, implemented enhanced product testing and quality procedures, adopted new manufacturing protocols, and made additional infrastructure investments. These measures have increased costs and reduced production volumes, and we expect higher compliance costs to continue. In March 2025, the U.S. Department of Health and Human Services (HHS) launched Operation Stork Speed, a regulatory initiative aimed at strengthening the safety, quality, transparency, and resilience of the U.S. infant formula supply. This initiative intends to review the nutrients used in infant nutrition, expand testing for contaminants, enhance labelling expectations, and will evaluate potential future regulatory updates. In addition, Operation Stork Speed extends the FDA’s personal importation policy, which allows individuals to import certain infant formula products for personal use, thereby potentially increasing competitive pressures in the U.S. infant formula market. Together, these measures may introduce new compliance and regulatory obligations and may affect competitive dynamics in the U.S. market.
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

Perrigo Company plc - Item 1A
Risk Factors
•In 2023, the European Parliament voted on a proposal to extend the EU's MDR transition periods until 2027-2028, together with an extended validity of existing medical device certificates and the possibility to sell off existing medical device products until end of shelf-life. With this decision the European Parliament took into account that there is currently a shortage in the number of Notified Bodies authorized to carry out conformity assessments required under MDR.
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

Under the Medicaid Drug Rebate Program ("MDRP"), a number of our products are considered non-innovator products and therefore subject to Medicaid federal upper limits ("FUL"), which restrict the amount state Medicaid programs reimburse for non-innovator covered outpatient drugs. While utilization of our products under the Medicaid program is limited, our products generally are subject to state Medicaid program payment methodologies, and may be subject to reimbursement pressures beyond our control.

Unfavorable publicity or consumer perception of the safety, quality, and efficacy of our products could have a material adverse effect on our business.

We are dependent upon consumers' perception of the safety, quality, and efficacy of our products. Negative consumer perception of our products or certain ingredients may arise from media reports, social media posts, product liability claims, regulatory investigations or other government action, or recalls affecting our products or our industry, any of which may reduce demand or could damage our reputation and adversely affect our business.

•Our products involve risks such as product contamination, spoilage, mislabeling, and tampering that could require us to recall one or more of our products or could result in death or injury to consumers. Serious product quality concerns could also result in product liability lawsuits or governmental actions against us that, among other things, could result in additional costs, the suspension of production or distribution of our products, product seizures, loss of certain licenses, delays in the issuance of governmental approvals for new products, or other governmental penalties.
•We cannot guarantee that counterfeiting, imitation or other tampering with our products will not occur or that we will be able to detect and resolve it, which could lead to death or injury of consumers and negatively impact our reputation.
•Our nutritional product category is subject to certain consumer preferences and concerns, including the number of mothers who choose to use infant formula products rather than breastfeed their babies, which could change based on factors including increased promotion of the benefits of breastfeeding over the use of infant formula by private, public and government sources and changes in the number of families that are provided with infant formula by the U.S. federal government through the Women, Infants and Children program, which we do not participate in.
•With respect to our powdered infant formula products, a risk of contamination or deterioration may exist at each stage of the production cycle, including the purchase and delivery of raw materials, the processing and packaging of food products, and the use and handling by consumers, hospital personnel, and healthcare professionals. If certain of our infant formula products are found or alleged to have suffered contamination or deterioration, whether or not under our control, our reputation and our infant formula product category sales could be materially adversely affected. As described in Part II. Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, in response to the warning letter from the FDA in August 2023 and additional inspection observations at our Wisconsin infant formula facility, we have implemented new protocols and made additional infrastructure investments to address these observations and expect to continue to make such changes. While all sites have returned to reliable, quality-assured production, we incurred certain extraordinary costs associated with the remediation and

Perrigo Company plc - Item 1A
Risk Factors
enhancement actions, experienced increased production costs and reduced production volumes, and expect higher compliance costs to continue. Moreover, if we are unable to address the FDA's past or future observations to the FDA's satisfaction, we could incur additional compliance costs, and our reputation could be adversely affected if we are perceived by consumers to not be in compliance with such framework.
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

We rely on third parties to source many of our raw materials and to manufacture certain dosage forms that we distribute. Refer to Item 1. Business - Materials Sourcing. Certain raw materials may experience rapid cost increases due to increased labor, relevant commodities, tariffs and other trade restrictions, energy costs and other inflationary pressures, and this may have a material negative impact on our financial results, whether or not we are able to pass on such increases to our customers. We maintain several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous due to regulatory, performance, quality, support, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect our ability to ship the related product in a timely manner, a particularly severe effect for higher volume or more profitable products. It can take substantial time and investment to qualify an alternative supplier or material sources and establish reliable supply.

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

Disruption of our supply chain, including as a result of pandemics, global health crises, wars or other civil unrest, including the war in Ukraine, or in the Middle East, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to manufacture, deliver and sell our products is critical to our success. Damage or disruption to our collective supply or distribution capabilities resulting from pandemics and other health crises, including government responses thereto, labor shortages, armed hostilities, border closures, weather conditions, freight carrier availability, any potential effects of climate change, natural disasters, strikes or other labor unrest or other reasons could impair our ability to manufacture, source inputs, ship, sell or timely deliver our products. Competitors can be affected differently by any of these events depending on a number of factors, including the location of their suppliers and operations. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of any of these events, or to effectively manage such events if they occur, particularly when a commodity or raw material is sourced from or a product is manufactured at a single location, could adversely affect our business, financial condition, results of operations and cash flows and require additional resources to restore our supply chain.

Perrigo Company plc - Item 1A
Risk Factors

As the war in Ukraine continues, supply chain disruptions in specific categories such as oil, agricultural and paper based commodities continue to lead to inflationary pressures in those areas. Any escalation of the conflict could lead to wider disruptions in our supply chain or have larger macroeconomic effects. Additionally, the conflict in the Middle East could impact our supply of API. Israel is a global technology research and development center that plays a critical role to the global API market, as a number of key suppliers are located within Israel. Perrigo sources raw materials and finished goods from suppliers in Israel for certain self-care products, including Omeprazole. There is potential for disruption as it relates to in-country logistics, including freight. As a precaution, Perrigo has engaged alternate suppliers to help minimize a potential supply disruption. Although there has not been any material impact on operations and we believe we have a strong mitigation plan in place, the conflict in the Middle East remains active and fluid and we could experience disruptions to our API supply. Future supply chain disruptions and inflationary pressures from the continuation of the conflicts between Russia and Ukraine, and escalating conflicts in the Middle East and neighboring regions, are uncertain. Given the international scope of our operations, such effects of ongoing wars and armed conflicts, and others we cannot anticipate, could adversely affect our business, business opportunities, operations, and financial results.

As the COVID-19 pandemic demonstrated, the global economy and the self-care markets in which we compete are susceptible to impacts from public health crises. Future public health incidents could materially impact demand, operations, supply chains, and liquidity, depending on severity, duration, and mitigation effectiveness. The magnitude of any such adverse impacts are not determinable.

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

We have one significant customer that represented 12.9% of our consolidated net sales for the year ended December 31, 2025. While we have other important customers, no other individual customer represents more than 10% of net sales. However, the loss of one or more of our customers could be material. We believe we have good relationships with all our customers. If our relationship with any of our significant customers, including the terms of doing business with the customers, changes significantly, or if one or more such customers were to experience difficulty in paying us on a timely basis, it could have a material adverse impact on us. The risk of such impacts would be increased by continued consolidation in the sector in which our customers operate. Refer to Item 1. Business - Significant Customers.

Additionally, if we are unable to maintain adequately high levels of customer service over time, customers may choose to assess penalties (where such penalties are contractually permitted), obtain alternate sources for products, and/or end their relationships with us.

Perrigo Company plc - Item 1A
Risk Factors
Our businesses could be adversely affected by deteriorating economic conditions in the countries in which we operate, shifts in the retail landscape, and changes in consumer behavior, and our results may be volatile due to these or other circumstances beyond our control.

Our customers could be adversely impacted if economic conditions worsen in the U.S. or other countries in which we operate. In the U.S., our consumer self-care business does not advertise our store brand products like national brand companies and thus, is largely dependent on retailer promotional activities to drive sales volume and increase market share. If our customers do not have the ability to invest in store brand promotional activities, our sales may suffer. Additionally, while we actively review the credit worthiness of our customers and suppliers, we cannot fully predict to what extent they may be negatively impacted by slowing economic growth. Our stock price has declined and may continue to decline due to any earnings release or guidance that does not meet market expectations or other circumstances, which may be beyond our control, such as the severity, length and timing of the cough/cold/flu and allergy seasons, the timing of new product approvals and introductions by us and our competitors, and the timing of retailer promotional programs.

Changes in the retail landscape and consumer behavior may adversely affect our business, financial condition, and results of operations. The increasing prevalence of alternative sales channels, such as e‑commerce, direct‑to‑consumer online brands, subscription services, and buying clubs, together with evolving consumer preferences, demand patterns, shopping behaviors, and consumption levels, may result in pressure on pricing, and shift market share in ways that are difficult to predict. These dynamics could adversely affect our business, results of operations, and financial condition.

Our performance is also dependent on discretionary consumer spending, which is influenced by factors beyond our control, including general economic and political conditions, consumer confidence, interest rates, inflation, tax rates, credit availability, employment levels, and housing and financial market conditions. Deterioration in any of these factors could reduce customer spending and adversely affect our net sales and profitability. Our performance is also influenced by consumer trends, habits, and preferences. A shift away from traditional medicine or changes in other preferences could diminish demand for our products and reduce sales. As a result of these and other risks and uncertainties, our future sales, earnings, and cash flows could be volatile and vary materially from our expectations, including our published guidance.

Our ability to achieve operating results in line with published guidance is inherently subject to significant uncertainties, and related share-price volatility may heighten our susceptibility to investor lawsuits and activist shareholder activity.

Our financial projections, including any sales, earnings guidance, or outlook we may provide to investors from time to time, are forward-looking statements based on estimates and assumptions that are uncertain and subject to risks, contingencies, and factors beyond our control. These estimates and assumptions may be adversely affected by the risks described in this Report and by other uncertainties, and actual results may vary and differ materially from those expressed or implied by such projections or guidance. Any failure to meet market expectations, or change to, our projections or guidance may adversely affect the market price of our ordinary shares.

It has become increasingly commonplace for investors to file lawsuits against companies following a rapid decrease in share price. We have been in the past, are currently, and may be in the future, named in these types of lawsuits, which can be costly and divert management attention and other resources away from our business, regardless of their merits, and could result in adverse settlements or judgments, which could have a material impact on our reputation, business, and results of operation.

A decline in our share price may also increase our vulnerability to activist shareholder actions. Responding to activist campaigns or a potential proxy contest may require significant time, attention, and resources from management and our Board and may result in substantial legal, advisory, and administrative expenses. Investor perception of activist activity may also increase share price volatility, and the associated distraction and resource demands could impede our ability to execute our business strategy and related strategic initiatives, adversely affecting our business, financial condition, and results of operations.

Our exposure to cybersecurity threats and third‑party information system vulnerabilities could result in a material adverse effect on our business.

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
•Significant expense to remediate the results of any attack or breach and to ensure compliance with any required disclosures mandated by the numerous global privacy and security laws and regulations; and
•Interruptions, security breaches, loss, misappropriation, or unauthorized access, use or disclosure of confidential information, which, individually or collectively, could result in financial, legal, business or reputational harm to us and could have a material adverse effect on our business, financial condition and results of operations.
Our inability to timely and responsibly leverage emerging technologies, including generative artificial intelligence, could result in a material adverse effect on our business, and the use of emerging technologies generally could result in regulatory action, legal liability, operational challenges or reputational harm.
Our ability to identify, adopt, and effectively integrate emerging technologies, including generative artificial intelligence (“AI”), into our product development, services, and operations is an important factor in maintaining our competitiveness. If we are unable to timely and responsibly leverage such technologies, our operating results, and growth prospects could be adversely affected. Increased use of AI introduces certain risks, including heightened exposure to cybersecurity threats, data privacy and intellectual property concerns, algorithmic errors or bias leading to flawed outputs or poor decision-making, and increased third-party dependency risks. Additionally, the legal and regulatory landscape governing AI is rapidly evolving in the United States and globally. Changes in, or noncompliance with, applicable laws, regulations, standards, and industry guidance could result in increased compliance costs, operational constraints, liability, or reputational harm. While we have implemented, and expect to continue enhancing, governance, security, and quality control measures related to the use of AI and other emerging technologies, these measures may not be effective in all cases, and we may incur significant costs or face unanticipated consequences as these technologies and their regulatory frameworks continue to develop.

We are subject to data privacy laws and regulations and our failure in compliance could result in a material adverse effect on our business.

We are subject to numerous laws and regulations designed to protect personal data, such as the California Consumer Privacy Act and other similar state laws in the U.S., the U.K.'s Data Protection Act of 2018 and the European General Data Protection Regulation ("GDPR"). These data protection laws introduced more stringent data protection requirements and significant potential fines, as well as increased our responsibility and potential liability in relation to personal data that we process and possess. Compliance with such laws requires significant time and resources and may impose significant challenges that are likely to continue to increase over time, particularly as additional regulatory agencies adopt similar or new requirements. We have put mechanisms in place to ensure compliance with applicable data protection laws, but there can be no guarantee of their effectiveness. For more information regarding our cybersecurity activities, please refer to Item 1C. Cybersecurity.

Management transition and our ability to attract and retain key personnel create uncertainties which may negatively impact our business.

Our success depends on attracting, developing, and retaining qualified leaders and other key employees. Competition for skilled personnel and leaders within and outside of our industry is high, and we may be unable to hire or retain needed talent. We have experienced significant changes to our leadership team over the past several years. Loss of key personnel, vacancies in critical roles, or organizational changes, including leadership transitions and succession planning, creates uncertainty and could disrupt operations and adversely affect our business, financial condition, or results of operations.

Perrigo Company plc - Item 1A
Risk Factors

During 2025, the Company undertook organizational changes to streamline its leadership structure and align the organization around global categories. In connection with these changes, the Company discontinued the roles of Executive Vice President and President for each of the CSCI and CSCA segments. The Company appointed Roberto Khoury as Executive Vice President and Chief Commercial Officer, with responsibility for operating results for the CSCI and CSCA segments. These actions are intended to advance the Company’s multi-year Stabilize, Streamline and Strengthen plan and reflect the Company’s operational readiness. Although we believe these leadership transitions are in the best interest of our stakeholders, any change in executive management creates uncertainty.

Evolving labor market conditions including wage inflation, labor shortages, changes in immigration laws and policies, and preferences for remote or flexible work, may increase costs, constrain staffing, and reduce the effectiveness of our talent programs.

Strategic Risks

We may not realize the benefits of business acquisitions, divestitures, and other strategic transactions, which could have a material adverse effect on our operating results.

In the normal course of business, we engage in discussions relating to possible acquisitions, divestitures, and other strategic transactions, some of which may be significant in size or impact. Transactions of this nature create substantial demands on management, operational resources, technology, and financial and internal control systems, and can be subject to government approvals or other closing conditions beyond the parties' control. In the case of acquisitions, we may face difficulties with integrating these businesses, managing expanded operations, achieving operating or financial synergies in expected timeframes or in new products or geographic markets. In the case of divestitures, including the disposition of the Rare Diseases Business and the separation of the Rx business, we may face difficulty in effectively transferring contracts, obligations, facilities, and personnel to the purchaser, while minimizing continued exposure to risks and liabilities of the divested business. Moreover, the agreement for the sale of the Rare Diseases Business provided for up to €85 million in potential earnout payments based on the Rare Diseases Business achieving certain sales milestones. Should the business not perform up to these standards, we may not receive some or all of the earnout payments.

There are inherent uncertainties involved in identifying and assessing the value, strengths, and profit potential, as well as the weaknesses, risks, and contingent and other liabilities of acquisition targets, which can be affected by risks and uncertainties relating to government regulations and oversight as well as changes in business, industry, market or general economic conditions. For example, after our acquisition of Nestlé’s Gateway infant formula plant along with the U.S. and Canadian rights to the GoodStart® infant formula brand and other related formula brands ("Gateway"), in response to the FDA's evolving regulatory expectations on infant formula and observations at our facilities, we have shortened our production campaigns to perform more frequent major cleanings and implemented enhanced product testing and quality procedures, resulting in increased production costs and reduced production volumes of infant formula than previously anticipated.

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

During fiscal year 2025, we commenced a strategic review of our oral care business and infant formula business and began exploring a range of strategic alternatives for those businesses. There can be no assurance that these strategic reviews will result in any particular outcome or transaction, or as to the timing thereof.

We have acquired significant assets that could become impaired or subject us to losses and may result in an adverse impact on our results of operations, which could be material.
We have recorded significant goodwill and intangible assets on our balance sheet as a result of previous acquisitions, which could become impaired and lead to material charges in the future.

We perform an impairment analysis on intangible assets subject to amortization when there is an indication that the carrying amount of any individual asset may not be recoverable. Any significant change in market conditions,

Perrigo Company plc - Item 1A
Risk Factors
estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known. Goodwill, indefinite-lived intangible asset, and definite-lived intangible asset impairments are recorded in Impairment charges on the Consolidated Statements of Operations. As of December 31, 2025, the net book value of our goodwill and intangible assets were $2.1 billion and $2.4 billion, respectively. In the past three years, we have recognized a total of $1,542.0 million in asset impairments, across all segments and asset categories. Indicators of impairment are difficult to predict, particularly in the pharmaceutical and medical device industries. Because goodwill and intangible assets represent a significant portion of our total assets, any impairment charge could have a material adverse effect on our financial condition and results of operations in the period recognized, and could adversely affect the market value of our common stock and/or our outstanding debt securities. Refer to Item 8. Note 10 for additional information related to our goodwill and intangible assets.

There can be no assurance that our business strategy and related strategic initiatives, including restructurings, will be executed effectively or achieve their intended effects.
Our success is dependent in large part on our ability to implement our One Perrigo strategy and business model successfully. We continue to invest in initiatives, including innovation, information systems and tools, and our people to drive consistent and sustainable results. We believe these initiatives will reduce operating costs and/or enhance our net sales, operating margins, and earnings. Certain of these initiatives require substantial management time and effort and costs during implementation, and there can be no assurance any of these initiatives will produce the anticipated benefits. Any increase in such costs or delay or failure to achieve the anticipated benefits could materially adversely affect our business, results of operations, liquidity, and financial condition. For example, the Company previously disclosed that it initiated a strategic review of its infant formula and oral care businesses to assess a full range of alternatives, and there are no assurances that any such alternatives may achieve its intended objective.

During the first quarter of 2026, we have begun transitioning from a geographic segment reporting structure to a category-based segment view, enabling us to better align our financial disclosures and operational analysis with our product offerings and strategic priorities. The change is being made to stay in alignment with the way our chief operating decision maker intends to make future operating decisions, allocate resources and manage the growth and profitability of the Company. The anticipated change is not expected to have any impact on the Company's historical consolidated financial position, results of operations, or cash flows.

Failure to effectively monitor our strategies, initiatives, and risks related to environmental, social, sustainability and governance matters, as well as any actual or perceived inability to satisfy the evolving and diverging requirements and expectations of our investors, customers, regulators, employees, suppliers and other stakeholders with respect to such matters, may negatively affect our business and operations.

Regulatory developments and stakeholder expectations relating to environmental, social, sustainability and governance matters are rapidly changing. There has been increasing scrutiny over climate, corporate diversity and other environmental, social and sustainability topics in the markets we serve, resulting in, and among other responses, new and changing laws, regulations and policies regarding these topics that may result in increased costs and disruption to operations. For example, the European Union has adopted mandatory sustainability report and due diligence requirements under the Corporate Sustainability Reporting Directive (“CSRD”) and the Corporate Sustainability Due Diligence Directive ("CSDDD"). While certain jurisdictions in which we operate have adopted or proposed similar laws, regulations or policies, other jurisdictions have adopted or proposed diverging or conflicting laws, regulations or policies. Our actual or perceived inability to comply with all applicable law, regulation or policies, including on environmental, social, sustainability and governance matters, could increase our exposure to legal and reputational risks and have a material adverse effect on our business.

Moreover, stakeholder expectations are not uniform on these matters and continue to diverge across different jurisdictions, and we may be unable to satisfy the varying expectations of all relevant policymakers and other stakeholders and any actual or perceived failure to successfully navigate such expectations may expose us to negative publicity, shareholder activism, litigation or other engagement from stakeholders, as well as the potential for investigations and enforcement by governmental authorities. If we are unable to adequately respond to such developments, including by adapting existing practices and procedures to changing requirements, some of which may be conflicting, we may miss corporate opportunities, become subject to regulatory or market scrutiny, and be exposed to legal reputational, operational and financial risks.

We have set goals and commitments related to climate and other sustainability issues. Given the varied and evolving expectations of our stakeholders, there can be no assurance that such goals and commitments will align with the expectations of all relevant stakeholders. In addition, there are many factors, including factors outside of our control, that impact our ability to achieve any goals or commitments we set with respect to these matters. Any

Perrigo Company plc - Item 1A
Risk Factors
failure or perceived failure to achieve our sustainability goals or to act responsibly with respect to such matters may negatively impact our operations and/or financial condition.

If we are unable to maintain effective internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of shares could be adversely affected.

As a publicly traded company, we are required to maintain effective internal controls over financial reporting and to report any material weaknesses in our internal control. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the accuracy and completeness of our financial reporting for external purposes in accordance with generally accepted accounting principles. We spend a substantial amount of management and other employee time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting and attestation as to the effectiveness of these controls by our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting.

Global Risks

Our business, financial condition, and results of operations are subject to risks arising from the international scope of our operations.

We manufacture, source raw materials, and sell our products in a number of countries. The percentage of our business outside the U.S. has been increasing. We are subject to risks associated with international manufacturing and sales, including changes in regulatory requirements. Refer to Item 1. Business - Government Regulation and Pricing.

In 2025, the U.S government imposed new and additional tariffs on a significant number of countries and threatened to further increase the scope and amount of tariffs in the event of retaliatory countermeasures. The future of these current tariffs, and the possibility for new tariffs which could include ones specifically targeting pharmaceuticals, under which many of our U.S. OTC self-care products may be classified, remains uncertain. In February 2026, the U.S. Supreme Court struck down certain tariffs previously imposed by the U.S. government, but the U.S. government has expressed an intention to reinstate and in certain cases increase tariffs in response. The timing, scope, duration, and potential exemptions associated with these new tariffs remain subject to further administrative action and clarification.

The U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. While no specific action has been taken to date, this investigation may lead to the imposition of tariffs on pharmaceutical imports, consistent with the current U.S. administration's stated policy objective of reshoring pharmaceutical manufacturing to the United States. Through fiscal year 2025, these new tariffs and trade policies have had a significant impact on our results of operations and the impact of these tariffs has materially increased the cost of goods for our products and materials sourced from other countries, particularly China. Given the recent invalidation of prior tariffs and the imposition of new temporary tariffs, our cost structure remains subject to rapid and unpredictable change, and we expect continued material impacts on our U.S. business. The Supreme Court did not determine whether duties paid under the invalidated tariff regime must be refunded, further contributing to uncertainty regarding historical and future cost of goods sold.

As a result of these dynamic conditions and uncertainties, we have modified, and may further modify, our operations and strategic initiatives, including by adjusting our investment priorities, reallocating resources, or delaying specific initiatives, such as deferring capital expenditures on the Nutrition Network Optimization project, initiating an enterprise-wide operational enhancement program, and seeking further working capital improvements. If we are unable to mitigate these increased costs through supply chain adjustments, pricing strategies or other measures, these costs, as well as the costs incurred in implementing these measures, could have a material adverse impact on our results of operations and cash flows from operations.

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

Perrigo Company plc - Item 1A
Risk Factors
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

Although we believe that we conduct our business in compliance with applicable anti-corruption, anti-bribery and economic sanctions laws, if we are found to not be in compliance with such laws or other anti-corruption laws, we could be subject to governmental investigations, legal or regulatory proceedings, substantial fines, and/or other legal or equitable penalties. This risk increases in locations outside of the U.S., particularly in locations that have not previously had to comply with the Foreign Corrupt Practices Act ("FCPA"), U.K. Bribery Act 2010, Irish Criminal Justice (Corruption Offenses) Act 2018, and similar laws.

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
•As a result of the exit of the U.K. from the E.U. (“Brexit”), which occurred in 2020, we continue to experience uncertainty surrounding certain of our businesses. While the E.U. and U.K. ratified a Trade and Cooperation Agreement (the “TCA”) that sets forth a framework for cooperation between the E.U. and U.K., including the mutual recognition of GMP inspections of manufacturing facilities for medicinal products, it does not contain wholesale mutual recognition of pharmaceutical regulations and product standards, and the E.U. and the U.K. continue to amend legislation and regulations post-Brexit. We continue to monitor for divergence between E.U. and U.K. regulations that could negatively impact our supply chain operations or other product development or sales operations.
•Moreover, financial volatility and geopolitical instability outside the U.S. may impact our operations or affect global markets. Refer to “Risk Factors—Operational Risks—Disruption of our supply chain, including as a result of pandemics, global health crises, or wars or other civil unrest, including war in Ukraine, or in the Middle East, could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

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

Perrigo Company plc - Item 1A
Risk Factors
countries. Such conditions or developments could have an adverse impact on our operations. In addition, we may be exposed to credit risks in some of those markets.

Litigation and Insurance Risks

We are and may become involved in lawsuits and may experience unfavorable outcomes of such proceedings.

We are and may become involved in lawsuits arising from a wide variety of commercial, manufacturing, development, marketing, sales and other business-related matters, including, but not limited to, competitive issues, pricing, contract issues, intellectual property matters, false advertising, antitrust or unfair competition, taxation matters, workers' compensation, product quality/recall, environmental remediation, securities law, disclosure, product liability and regulatory issues. Litigation is unpredictable and could result in potentially significant monetary damages, and we could incur substantial legal expenses, even if a claim against us is unsuccessful. We intend to vigorously defend against any lawsuits, however, we cannot predict how the cases will be resolved. Adverse results in, or settlements of, such cases could result in substantial monetary judgments. No assurance can be made that litigation will not have a material adverse effect on our reputation, financial position or results of operations in the future. Refer to Item 8. Note 20.

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

Increased scrutiny on pricing practices and competition, including antitrust enforcement activity by government agencies and class action litigation, may have an adverse impact on our business and operating results, which could be material.

There has been increased scrutiny regarding sales, marketing, and pricing practices, including criminal antitrust investigations regarding drug pricing, civil False Claims Act investigations relating to drug pricing and marketing, multiple civil antitrust litigation initiated by governmental and private plaintiffs against pharmaceutical manufacturers and individuals, and related media reports.

Perrigo has been named as a co-defendant with certain other generic manufacturers in a number of class action, individual plaintiff direct action, State Attorney General, and county lawsuits alleging that we engaged in anti-competitive behavior to fix or raise the prices of certain drugs starting, in some instances, as early as calendar year 2010. Refer to Item 8. Note 20. While we intend to defend these lawsuits vigorously, any adverse decision could have a material adverse impact on our business, results of operations and reputation.

In addition, in May 2018, Perrigo was also served with and responded to a civil investigative demand in connection with a related civil False Claims Act investigation by the Civil Division of the Department of Justice. Although no charges or other related civil claims have been brought to date against Perrigo or any of our current employees (or, to the best of our knowledge, former employees), by the Department of Justice, we take the investigation very seriously.

Third-party patents and other intellectual property rights may limit our ability to bring new products to market and may subject us to potential legal liability, which could have a material adverse effect on our business and operating results.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the self-care and pharmaceutical industries.

•As a manufacturer of generic products, the ability of our CSCA and CSCI businesses to bring new products to market is often limited by third-party patents or proprietary rights and regulatory exclusivity periods awarded on products. Launching new products prior to resolution of intellectual property issues may result in us incurring legal liability if the related litigation is later resolved against us. The cost and time for us to develop Rx-to-OTC switch products is significantly greater than the rest of the new products that we introduce. Any failure to bring new products to market in a timely manner could cause us to lose market share, and our operating results could suffer.
•We may have to defend against charges that we infringed patents or violated proprietary rights of third parties. This could require us to incur substantial expense and could divert significant effort of our technical

Perrigo Company plc - Item 1A
Risk Factors
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
•At times, our CSCA business may seek approval to market drug products before the expiration of a third party's patents for therapeutically equivalent products, based upon our belief that such patents are invalid, unenforceable or would not be infringed by our products. In these cases, we may face significant patent litigation. Depending upon a complex analysis of a variety of legal and commercial factors, we may, in certain circumstances, elect to market a store brand or generic product while litigation is pending, before any court decision, or while an appeal of a lower court decision is pending, known as an "at risk" launch. The risk involved in an "at risk" launch can be substantial because, if a patent holder ultimately prevails, the remedies available to the patent holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits we make from selling the generic version of the product. By electing to proceed in this manner, we could face substantial damages if we receive an adverse final court decision. In the case where a patent holder is able to prove that our infringement was "willful" or "exceptional," under applicable law, the patent holder may be awarded up to three times the amount of its actual damages or we may be required to pay attorneys’ fees.

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

We may also disagree with our insurers on the scope of coverage provided. For example, in May 2021, insurers on multiple policies of Director & Officer insurance filed an action in the High Court in Dublin against us and our current and former directors and officers seeking declaratory judgments on certain coverage issues. While we were successful in the High Court action, and ultimately reached a settlement of this matter while it was on appeal, as noted in Item 8. Note 20, future disputes with insurers regarding the scope of coverage under the existing or future policies may result in reductions in coverage or increased costs.

Tax Related Risks

The resolution of uncertain tax positions, including any ongoing disputes with U.S. and foreign tax

Perrigo Company plc - Item 1A
Risk Factors
authorities, could be unfavorable, which could have a material adverse effect on our business.

Although we believe our tax estimates are reasonable and our tax filings are prepared in accordance with applicable tax laws, the final determination with respect to any tax audit or any related litigation could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results or cash flows in the periods for which that determination is made and in future periods after the determination. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties or interest assessments. See Item 8. Note 19 for a description of current audits and adjustment-related disputes and related litigation.

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

We believe that under current law, we should be treated as a foreign corporation for U.S. federal tax purposes. However, an unfavorable determination on Perrigo Company plc’s treatment as a foreign corporation under section 7874 of the Code or changes to the inversion rules in section 7874 of the Code, the IRS Treasury regulations promulgated thereunder, or other IRS guidance and legislative proposals aimed at expanding the scope of U.S. corporate tax residence could adversely affect our status as a foreign corporation for U.S. federal tax purposes, which could have a material impact on our Consolidated Financial Statements in future periods.

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

A number of factors may adversely impact our future effective tax rate or cash tax payment requirements, which may impact our future results and cash flows from operations. Refer to Item 8. Note 19. These factors include, but are not limited to: changes to income tax rates, to tax laws or the interpretation of such tax laws (including additional proposals for fundamental international tax reform globally); the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards, treatment or characterization of intercompany transactions, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in U.S. generally accepted accounting principles; expiration or the inability to renew tax rulings or tax holiday incentives; and divestitures of current operations.

Capital and Liquidity Risks

Our indebtedness could adversely affect our ability to invest in our business and implement our strategic initiatives.

Our business requires continuous capital investments, and there can be no assurance that financial capital will always be available on favorable terms or at all. Additionally, our leverage and debt service obligations could adversely affect the business. At December 31, 2025, our total indebtedness outstanding was $3.6 billion.

The agreements governing our Senior Secured Credit Facilities (as defined in Item 8. Note 13) impose material operating and financial restrictions that limit our operating flexibility, including the following:

•The Credit Agreement (as defined in Item 8. Note 13) governing our Senior Secured Credit Facilities contain, and agreements governing our other indebtedness may contain, a number of restrictions and covenants that, among other things, limit our ability and/or our restricted subsidiaries’ ability to:

Perrigo Company plc - Item 1A
Risk Factors
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
•The Credit Agreement governing our Senior Secured Credit Facilities contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including a maximum first lien secured leverage ratio.
•As a result of these restrictions, we may be limited in how we conduct our business; unable to raise additional debt or equity financing to operate during general economic or business downturns; or unable to compete effectively, take advantage of new business opportunities or grow in accordance with our plans.
•Our failure to comply with any of the covenants could result in a default under the Credit Agreement and certain other indebtedness, which, if not cured or waived, could result in us having to repay our borrowings before their due dates. Such default may allow the lenders or other note holders to accelerate the related debt and may result in the acceleration of any other debt to which cross-acceleration or cross-default provision applies. If we are forced to refinance these borrowings on less favorable terms or if we were to experience difficulty in refinancing the debt prior to maturity, our results of operations or financial condition could be materially affected. In addition, an event of default under the Credit Agreement may permit the lenders to refuse to permit additional borrowings under the Revolver (as defined in Item 8. Note 13) or to terminate all commitments to extend further credit under the Revolver. Furthermore, if we are unable to repay the amounts due and payable under the Credit Agreement or other debt instruments, the lenders and note holders may be able to proceed against the collateral granted to them to secure that indebtedness. If our indebtedness is accelerated, there can be no assurance that we would be able to repay or refinance our debt or obtain sufficient new financing.
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

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. During the years ended December 31, 2025 and December 31, 2024, we did not repurchase any shares under such authorization, and there can be no assurances that we will do so in the future. The specific timing and amount of additional buybacks under the authorization, if any, will depend upon several factors, including market and business conditions, the trading price of our ordinary shares, the nature of other investment opportunities, the availability of our distributable reserves and the tax consequences of any buybacks. In addition, our ability to repurchase shares may be limited in the future under Irish law, if at any time we do not have sufficient distributable reserves. No share repurchases are currently anticipated in the near term.

Perrigo Company plc - Item 1A
Risk Factors
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

While we currently expect to continue paying dividends, significant changes in our business or financial condition such as asset impairments, sustained operating losses and the selling of assets, could impact the amount of distributable reserves available to us. On July 18, 2023, the Irish High Court approved the creation of $4.9 billion of distributable reserves of the Company through the reduction of the Share Premium account. The court order authorizing the creation of distributable reserves was filed with the Registrar of Companies in Ireland and became effective on July 20, 2023.

Additionally, we are subject to financial covenants in our Senior Secured Credit Facilities. Our failure to comply with these covenants could trigger events, which could result in the acceleration of the related debt. Refer to Item 7. Management's Discussion and Analysis - Capital Resources for more information.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.    CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

Cybersecurity is an important part of our risk management program and an area of increasing focus for our Board of Directors and management. We use a risk-based approach to identify, assess, protect, detect, respond to and recover from cybersecurity threats. While management is responsible for the day-to-day risk management, the Board of Directors, is responsible for the Company's overall risk oversight function, including cybersecurity risks. The Nominating & Governance Committee ("NGC") supports the Board of Directors by overseeing cybersecurity risks, policies and objectives. The Audit Committee supports the Board of Directors in overseeing the framework for risk assessments and enterprise risk management ("ERM") process. The Company’s cybersecurity policies, standards and processes are designed and implemented in light of the requirements of the National Institute of Standards and Technology ("NIST") frameworks for cybersecurity and privacy.

Recognizing that no single technology, process or business control can effectively prevent or mitigate all risks, we employ multiple technologies, processes and controls, all working as part of a cohesive strategy to minimize risk including the following:

•We emphasize security and resiliency through business assurance capabilities and incident response plans designed to identify, evaluate, and remediate incidents when they occur. We regularly review and update our plans, policies and technologies and conduct regular training exercises and crisis management preparedness activities to test their effectiveness.
•Perrigo leverages the NIST cybersecurity framework to measure the capability of its cybersecurity program and we conduct third party assessments to measure the NIST ratings.
•We maintain a cybersecurity risk register which is reviewed periodically with relevant stakeholders. Risks that are higher in impact are included within our Enterprise Risk Register which is reviewed with Executive Leadership and the Board of Directors.
•Our processes used to identify, assess, protect, detect, respond to and recover from cybersecurity threats are regularly tested by external parties through penetration testing, and other exercises designed to assess and test our cybersecurity health, resiliency and the effectiveness of our program.

Perrigo Company plc - Item 1C
Cybersecurity

•Management invests in organization capability and technology to manage and identify cybersecurity and information security risks. Our Company has information security employees across the globe, enabling us to monitor and promptly respond to threats and incidents, identify and maintain oversight of cybersecurity risks associated with third parties, evaluate and deploy cybersecurity technologies, and educate associates on cybersecurity risks.
•We maintain cyber insurance coverage to help mitigate possible costs associated with a potential incident.
•We have implemented an information and cybersecurity awareness program designed to educate and test employee maturity at least annually, and regularly throughout the year employees receive training regarding phishing and other threat actor schemes, the inherent risks involved in human interaction with information and operational technology, and new and emerging technologies.

We have processes in place designed to allow us to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers and suppliers through our Supplier Cyber Risk Assessment process, which assesses third-party cybersecurity controls through a combination of risk assessment questionnaires, commercially available risk data and security rating platforms. We also include cybersecurity and information security language in our contracts where applicable. We require our suppliers and partners to report cybersecurity incidents to us so that we can assess the impact of such an incident on us and have dedicated processes to respond to cybersecurity incidents at third parties. We have established processes to contain the impact of potential security incidents on Perrigo's third-party service providers.

As of December 31, 2025, we are unaware of any risks from cybersecurity threats (including previous cybersecurity incidents) that may have materially affected or are reasonably likely to materially affect the Company's business strategy, results of operations or financial condition. We have experienced and may continue to experience cybersecurity incidents; however, we do not believe any cybersecurity incidents incurred to date have materially affected our Company, including our business strategy, results of operations, or financial condition. While we continue to employ resources to monitor our systems and protect our infrastructure, these measures may prove insufficient, and that could subject us to significant risks. For further discussion of how these and other potential cybersecurity risks may impact our business, refer to the risk factor under heading “A cybersecurity breach, disruption or misuse of our information systems, or our external business partners’ information systems could have a material adverse effect on our business” in Item 1A. Risk Factors – Operational Risks.

GOVERNANCE

Our overall information security efforts are led by the Chief Information Security Officer ("CISO"). The CISO has substantial experience in cybersecurity, including knowledge, skills, certifications, and background in the field. The CISO holds several key certifications including Certified Information Systems Security Professional ("CISSP"), Certified Secure Software Lifecycle Professional ("CSSLP") and Certified Ethical Hacker ("CeH").

While management is responsible for day-to-day risk management, the Board of Directors is responsible for the Company’s overall risk oversight function, including cybersecurity risks, and includes oversight by several committees. The NGC, comprised solely of independent directors, supports the Board of Directors by overseeing cybersecurity risks, policies and objectives. As a part of its duties, the NGC regularly provides reports to the full Board of Directors.

The NGC routinely engages with the CFO, the CISO and Chief Technology Officer on a range of cybersecurity-related topics, including threats to the environment and vulnerability assessments, policies and practices, technology trends and regulatory developments. The NGC conducts regular committee meetings prior to each regular Board of Directors meeting and convenes additional sessions as necessary to address a specific cybersecurity threat.

Perrigo has an incident response team comprised of the CISO and senior leadership from Legal, Human Resources and Finance. We have a formalized breach management protocol and playbooks that are tested periodically. Perrigo uses a panel of forensic and third-party service providers to assist the Company with its response in the event of a cybersecurity incident. We employ escalation procedures designed to notify management of certain specific cybersecurity threats or incidents. If deemed appropriate, management will notify the NGC, which may convene to discuss the cybersecurity threat before reporting to the Board of Directors on the matter.

Perrigo Company plc - Item 2

ITEM 2.    PROPERTIES
Our world headquarters is located in Dublin, Ireland, and our North American base of operations is located in Grand Rapids, Michigan. We manufacture products at 14 worldwide locations and have R&D, logistics, and office support facilities in many of the regions in which we operate. We own approximately 85% of our facilities and lease the remainder. Our primary facilities by geographic area were as follows at December 31, 2025:

Country	Number of Facilities	Segment(s) Supported
Ireland	1	CSCA, CSCI
United States	40	CSCA, CSCI
France	5	CSCI
China	4	CSCA
United Kingdom	3	CSCI
Belgium	2	CSCI
Germany	2	CSCI
Greece	2	CSCI
Spain	2	CSCI
Sweden	2	CSCI

We believe that our production facilities are adequate to support the business, and our property and equipment are well maintained. Our manufacturing plants are suitable for their intended purposes and have capacities for current and near-term projected needs of our existing products.

ITEM 3.    LEGAL PROCEEDINGS

Information regarding our current legal proceedings is presented in Item 8. Note 20.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

Perrigo Company plc - Additional Item
Executive Officers

ADDITIONAL ITEM. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers and their ages and positions as of February 24, 2026 were:

	Title and Business Experience	Age
Patrick Lockwood-Taylor	Patrick Lockwood-Taylor was appointed President, Chief Executive Officer and Board Member of Perrigo Company plc, effective June 30, 2023. He joined Perrigo from Bayer, where he was Regional President of Consumer Health North America, while also serving a dual role as President of Bayer U.S. Before Bayer, Mr. Lockwood-Taylor served as President and CEO of The Oneida Group Inc., a private company. Prior to this position, he spent more than 20 years with Procter & Gamble in various roles, including brand franchise and general management leadership positions.	56
Charles Atkinson
Charles Atkinson was named Executive Vice President, General Counsel & Secretary, in October 2024. Mr. Atkinson joined Perrigo from Haleon plc and its predecessor, GSK plc, most recently serving as Interim General Counsel. During his 20-plus year combined tenure at Haleon/GSK, Mr. Atkinson successfully advised across numerous transactions and integrations, including the creation of Haleon and subsequent separation from its parent shareholders GSK and Pfizer. He has also served as global head of corporate legal and was lead counsel for various parts of the self-care business, including supply chain, R&D and innovation, business development, and intellectual property.
		49
David Ball	Dr. Ball was named Executive Vice President and Chief Brand and Digital Officer in August 2024. Prior to joining Perrigo, Dr. Ball was most recently at Bayer Consumer Healthcare and Care/of (prior to its acquisition by Bayer in 2020) from 2019 to 2024, where he held various positions including General Manager and Vice President of Marketing for the Digestive Health business in North America. Prior to this, Dr. Ball spent more than eight years at Procter and Gamble in leadership positions across multiple business units and functions.	46
Eduardo Bezerra	Eduardo Bezerra joined Perrigo in May 2022 as Executive Vice President and Chief Financial Officer. Mr. Bezerra previously served as Senior Vice President and Chief Financial Officer for Del Monte Fresh Produce, Inc., from 2019 to 2022. Before that, Mr. Bezerra held a number of positions of increasing responsibility at Monsanto Company from 1998 to 2018.	51
Roberto Khoury
Roberto Khoury was named Executive Vice President and Chief Commercial Officer in July 2025 after serving as Executive Vice President and President, Consumer Self Care International. He joined Perrigo in May 2024 after more than six years with Kenvue (formerly a part of Johnson & Johnson), where he was Senior Vice President and General Manager of their skin care portfolio, including brand leadership responsibilities. Prior to that role he led Kenvue's consumer brands in Europe. Before his time at Kenvue, Mr. Khoury spent 13 years at L'Oréal, where he held several leadership roles in the consumer space that included stints in growing pan-European line extensions of leading brands.
		45
Abbie Lennox	Abbie Lennox was named Executive Vice President and Chief Science Officer in January 2025. Ms. Lennox joined Perrigo from Bayer where she served as Executive Committee Member and Chief Trust and Science Officer from 2019 to 2024, responsible for leading the regulatory, medical affairs, safety and quality teams. Prior to her time at Bayer, she served in regulatory affairs leadership roles with Reckitt Benckiser, where she advanced the company’s regulatory approach to pipeline delivery across multiple health and wellness brands	45
Robert Willis	Mr. Willis was named Executive Vice President and Chief Human Resources Officer in March 2019 after serving as Vice President of Human Resources Global Businesses for nearly six years. Prior to joining Perrigo, Mr. Willis gained more than 20 years of experience in Human Resources leadership through roles with Fawaz Alhokair Group, GE Capital, DoubleClick, and Norkom Technologies.	57
Matt Winterman
Matt Winterman was named Executive Vice President, Product Supply, Operations Strategy and Transformation Officer, in June 2025. Mr. Winterman has more than 20 years of global supply chain and strategy leadership. Prior to joining Perrigo, Mr. Winterman served as Senior Vice President of Global Supply Chain and Strategy at AstraZeneca from 2023 to 2025. In this capacity, he was instrumental in driving transformation and strategic investment in the manufacturing network. He also served as Global Head of end-to-end Supply Chain at Roche Holding AG from 2018 to 2023, and prior to that in roles of increasing responsibility for technical operations strategy and supply chain performance at GSK plc.
		55

Perrigo Company plc - Item 5

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common equity has traded on the New York Stock Exchange under the symbol PRGO since June 6, 2013. Prior to that, our common equity traded on the Nasdaq Global Select Market under the same symbol.

As of February 24, 2026, there were 4,053 record holders of our ordinary shares.

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. During the year ended December 31, 2025, we declared and paid $159.3 million in dividends. We expect to continue the payment of cash dividends in the future, but there can be no assurance as to the amounts of any dividends declared or that the Board of Directors will continue to declare them.

The graph below shows a comparison of our cumulative total return with the cumulative total returns for the S&P 500 Index, and the S&P Consumer Staples Index. The graph assumes an investment of $100 at the beginning of the period and the reinvestment of any dividends. Information in the graph is presented for the years ended December 31, 2020 through December 31, 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Perrigo Company, the S&P 500 Index
and the S&P 500 Consumer Staples Index

$250
$200
$150
$100
$50
$0
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
3/25
6/25
9/25
12/25
Perrigo Company
S&P 500
S&P 500 Consumer Staples

* $100 invested on December 31, 2020 - in stock or index - including reinvestment of dividends. Indexes calculated on month-end basis.

Our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date in October 2018, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not repurchase any shares during the year ended December 31, 2025 or December 31, 2024. As of December 31, 2025, the approximate value of shares available for purchase under the 2018 Authorization was $835.8 million.

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

The following Management's Discussion and Analysis ("MD&A") is intended to provide readers with an understanding of our financial condition, results of operations, and cash flows by focusing on changes in certain key measures from year to year. This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes found in Item 8 of this report. See also "Cautionary Note Regarding Forward-Looking Statements." This discussion and analysis compares 2025 results to 2024. For discussion and analysis that compares 2024 results to 2023, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Perrigo's broad offerings are well diversified across several major product categories as well as across geographies, primarily in North America and Europe, with no one product representing more than 5% of total revenue. In North America, Perrigo is the leading store brand private label provider of self-care products in many categories, including upper respiratory, healthy lifestyle and women's health, along with brands including Opill® and Mederma®. In Europe, our portfolio consists primarily of brands, including Compeed®, ellaOne®, Solpadeine®, Jungle Formula®, and ACO®.

Two key initiatives have been fundamental in advancing our self-care strategy — our Supply Chain Reinvention Program, a global supply chain efficiency program, and Project Energize, a global investment and efficiency program. In addition, we continue to invest in other initiatives, including innovation, information systems and tools, and our people to drive consistent and sustainable results.

Perrigo’s unique complementary businesses enable each individually to play a specific reinforcing role, where 1) store brands generate cash for investments into the Company’s key higher margin, higher growth brands, 2) branding and innovation capabilities deliver both brand and store brand demand generation designed to lead to stronger customer partnerships, 3) consumer-led innovation scaled across brands, store brands and geographies, and 4) leveraging global supply chain scale of more molecules at more price points to more consumers driving household penetration.

Perrigo Company plc - Item 7
Executive Overview

The Company’s plan to drive cash flow and total shareholder return is anchored behind its ‘Three-S’ plan – ‘Stabilizing’ Consumer Self-Care Americas store brand and infant formula businesses; ‘Streamlining’ the global portfolio, enterprise operating model and Consumer Self-Care International business; and ‘Strengthening’ what is working by prioritizing and increasing investments behind key brands.

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

For information on each segment, our business environment, and competitive landscape, refer to Item 1. Business. For results by segment and geographic locations see below Segment Results and Item 8. Note 2 and Note 21.

Recent Developments

Segment Change

During the first quarter of 2026, we have begun transitioning from a geographic segment reporting structure to a category-based segment view, enabling us to better align our financial disclosures and operational analysis with our product offerings and strategic priorities. The change is being made to stay in alignment with the way our chief operating decision maker intends to make future operating decisions, allocate resources and manage the growth and profitability of the Company. The anticipated change is not expected to have any impact on the Company's historical consolidated financial position, results of operations, or cash flows.

Market Factors and Trends

Macroeconomic Uncertainty

Current macroeconomic conditions remain dynamic, including impacts from inflation and interest rates, volatile changes in foreign currency exchange rates, tariffs and other trade restrictions, political unrest and uncertainty and legislative and regulatory changes. Any causes of market size contraction could reduce our sales or erode our operating margin and consequently reduce our net earnings and cash flows. As a result of these dynamic conditions and uncertainties, we have modified, and may further modify, our operations and strategic initiatives, including by adjusting our investment priorities, reallocating resources, or delaying specific initiatives, such as deferring capital expenditures on the Nutrition Network Optimization project, initiating an enterprise-wide operational enhancement program, and seeking further working capital improvements.

Continuing uncertainties arising from increased tariffs on imported products could have an adverse effect on our Company. In 2025, the U.S. government announced new or additional tariffs on products imported from many countries and individualized "reciprocal" tariffs on countries with which the U.S. has the largest trade deficits. While some tariffs have become effective, others have been temporarily suspended, increased then reduced or permanently repealed. The U.S. government has announced trade agreements with various governments as well as additional tariffs on countries due to geo-political issues. As a result, there continues to be significant volatility and uncertainty regarding the scope, timing, implementation and effective rates of tariffs.

Based on current assessments, and excluding any potential impact from future pharmaceutical tariffs that may cover ingredients used in the manufacturing of OTC products, we estimate a gross increase to global cost of goods sold of approximately $30 million to $40 million, on a full-year basis beginning in 2026, updated from the previously estimated range of $50 million to $60 million. We continue to mitigate these impacts through a combination of strategic pricing actions, insourcing to our U.S.-based manufacturing facilities and other supply chain actions.

In addition, our interest expense is impacted by the overall global economic and interest rate environment. We manage interest rate risk through our capital structure and the use of interest rate swaps to fix the interest rate on greater than 90% of our outstanding debt.

Perrigo Company plc - Item 7
Executive Overview

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

Middle East Conflicts

We continue to closely monitor the ongoing conflict and the social, political and economic environment in Israel and in the broader Middle East to evaluate the impacts on our operations and supply chain. Israel is a global technology research and development center that plays a critical role in the global Active Pharmaceutical Ingredients ("API") market, as a number of our key suppliers are located within Israel. The Company sources some raw materials and finished goods from suppliers in Israel for certain self-care products, including omeprazole. To date, Perrigo has confirmed that our suppliers in the region have active operations and continue to manufacture materials for us, and we have not received any reports of restrictions on imports or exports in Israel. However, there is potential for some disruption as it relates to in-country logistics, including freight. As a precaution, Perrigo has engaged alternate suppliers to help minimize a potential supply disruption. If the conflict spreads or materially escalates, or if the conflict leads to further volatility and uncertainty in financial markets or economic conditions, the impact on our business and results of operations could be material. For example, an escalation in military activity in the Red Sea region has the potential to disrupt supply chains and lead to further inflationary pressures which we are also continuing to monitor.

Inflationary Costs and Supply Chain

Supply chain disruptions continue in specific categories such as agricultural commodities due to climate impacts, and supply chain shortages, the conflicts between Russia and Ukraine, the Middle East Conflict and geopolitical tensions. Inflationary pressures are still a factor on cost in major economies globally across food, energy and labor. While global inflation is expected to fall, U.S. inflation is now predicted to stay above previous expectations. We previously experienced employment vacancies and attrition in the labor market which negatively impacted productivity and drove wage rate increases and other retention benefits. We implemented a series of actions to substantially mitigate these and other inflationary cost pressures, such as strategic pricing and our Supply Chain Reinvention Program. Benefits from our actions have substantially offset the impacts of inflation to date. However, future supply chain disruptions and inflationary pressures from the continuation of the conflicts between Russia and Ukraine, any escalating conflicts in the Middle East, persistent geopolitical tensions and the impact of tariff and trade policy are uncertain.

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

Infant Formula

As part of its efforts to prevent supply interruptions and risk of Cronobacter spp. illnesses associated with powdered infant formula, in March 2023, the Federal Drug Administration ("FDA") released an “Immediate National Strategy to Increase the Resiliency of the U.S. Infant Formula Market” and issued a letter to the powdered infant formula industry to share information to assist the industry in improving the microbiologic safety of powdered infant formula. In response to those changes, we made considerable investments in all our infant formula manufacturing sites. These investments included, among other things, enhancing our cleaning and sanitation protocols, our environmental monitoring programs, and quality oversight, as well as increasing the number of quality and operations personnel at the sites, including enhanced cleaning and sanitation protocols, enhancements to our environmental monitoring programs, enhanced quality oversight and additional quality and operations personnel. These changes have resulted in higher costs and lower manufacturing output and production yields across our infant formula network. In March 2025, the U.S. Department of Health and Human Services (HHS) launched
Operation Stork Speed, a regulatory initiative aimed at strengthening the safety, quality, transparency, and resilience

Perrigo Company plc - Item 7
Executive Overview

of the U.S. infant formula supply. This initiative intends to review the nutrients used in infant nutrition, expand testing for contaminants, and enhance labelling expectations, and will evaluate potential future regulatory updates. In addition, Operation Stork Speed extends the FDA’s personal importation policy, which allows individuals to import certain infant formula products for personal use, thereby potentially increasing competitive pressures in the U.S. infant formula market. Together, these measures may introduce new compliance and regulatory obligations and may affect competitive dynamics in the U.S. market.

As previously disclosed, we received a warning letter from the FDA on August 30, 2023 relating to the Perrigo Wisconsin infant formula facility, which we acquired in November 2022. While we worked to resolve the issues raised in the August 30 letter, on November 29, 2023, we received notice from the FDA of additional inspection observations relating to Perrigo Wisconsin. Consistent with our commitment to quality, we temporarily paused all production at that facility and conducted an extended site-wide assessment and cleaning.

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

In October and November 2024, the FDA conducted its first inspection of the Perrigo Wisconsin infant formula facility since the November 2023 inspection. Following this 2024 inspection, the FDA did not issue written observations via Form FDA 483. In February 2026, the FDA conducted an additional inspection of the Perrigo Wisconsin infant formula facility and issued a Form 483. The matters raised in the February 2026 Form 483 do not relate to a production batch or an actual or potential recall of past production. We have initiated corrective actions and will continue to work collaboratively with the FDA.

We incurred certain extraordinary non-recurring costs associated with the remediation and enhancement actions described above and the evolving U.S. infant formula regulatory landscape, including consulting and legal fees relating to our responses to the FDA and the development and institution of new protocols across our infant formula manufacturing sites, as well as other costs relating to the extended cleaning and sanitization and the pausing and restarting of production. Cash costs to achieve this remediation plan were approximately $22.6 million with approximately 95% of such costs incurred during the year ended December 31, 2024.

We have been focusing on rebuilding market share, while managing the additional cost and production processes. Although we have gained market share in non-WIC infant formula powder, heightened competition from existing and new entrants, particularly as a result of continued regulatory forbearance allowing imported infant formulas has led to increased supply of infant formula in the United States, and the previously disclosed lost distribution of the Good Start® brand have hindered our efforts to recover our previous market share. On November 5, 2025, we announced a strategic review of our infant formula business focused on a combination of accelerating cash flows and reassessing the previously announced investment in this business, while optimizing portfolio impact and management focus. See Nutrition Network Optimization; Strategic Review below.

Restructuring

Supply Chain Reinvention Program

In 2022, we initiated a Supply Chain Reinvention Program to reduce structural costs, improve profitability and our service levels to our retail partners, and strengthen our resiliency by streamlining and simplifying our global supply chain. Through this initiative, we have reduced portfolio complexity, invested in advanced planning capabilities, diversified sourcing, and optimized our manufacturing assets and distribution models. The program objectives are now realized with approximately $157 million of annualized benefits (not including related depreciation expense on capital investments) achieved by the end of fiscal year 2025. Total costs incurred over the same period including capital investments, restructuring expenses and implementation costs totaled approximately $286 million. For the remaining project wind-down activities, we anticipate less than $10 million of additional costs to be incurred through fiscal year 2026.

Project Energize

As part of our sustainable, value accretive growth strategy, we launched Project Energize in the first quarter of 2024 - a global investment and efficiency program to drive the next evolution of capabilities and organizational agility. This three-year program was expected to produce significant benefits in our long-term business performance by enabling

Perrigo Company plc - Item 7
Executive Overview

our One Perrigo growth strategy, increasing organizational agility and mitigating impacts from stabilizing and strengthening the infant formula business. As of December 31, 2025, Project Energize had achieved these objectives and has substantively completed.

Project Energize delivered approximately $167 million of annualized pre-tax savings as of the end of fiscal year 2025, within the estimated range of $140 million to $170 million expected by the end of 2026. Reinvestment savings of $35 million over the same period are within the estimated range of approximately $40 million to $60 million. Restructuring and related charges associated with these actions were approximately $138 million over the same period are within the estimated range of $140 million to $160 million. For the remaining project wind-down activities, we anticipate less than $10 million of additional costs to be incurred through fiscal year 2026.

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

Operational Enhancement Program

Building on the ‘Streamlining’ actions within our Three-S Plan, the Company has launched a two-year, enterprise-wide operational enhancement program to create a more agile, more resilient platform positioned for growth in our core business. The program is designed to streamline operations in response to near-term industry pressures, including soft consumer consumption leading to lower volumes, while freeing up capital to further invest behind our key brands and store brands.
We expect the program to enhance organizational effectiveness by evolving our structure to improve agility, accelerate decision‑making and better leverage technology. As part of this effort, the Company expects to reduce approximately 7% of its current workforce. The program will also target operational cost reductions mainly in our supply chain and distribution network.

The Company anticipates gross pre‑tax annual run rate cost savings of $80 million to $100 million from the program, the majority of which are expected to be achieved in 2026. Cash costs to achieve these savings are expected to range between $80 million and $90 million.

For further details on our restructuring charges, refer to Item 8. Note 18.

Divestitures

On April 11, 2025, we completed the sale of the Richard Bittner Business AG, an Austrian contract manufacturing entity (the "Richard Bittner Business") to HBI Health & Beauty Innovations Limited for total consideration of $14.4 million, net of cash delivered. The sale resulted in a pre-tax loss of $1.6 million, net of professional fees, recorded in Other (income) expense, net on the Consolidated Statements of Operations within our CSCI segment.

The assets associated with this business were reported within our CSCI segment. We determined the carrying value of the net assets held for sale of this business exceeded their fair value less costs to sell, resulting in a total impairment charge of $3.1 million during the twelve months ended December 31, 2025, inclusive of a goodwill impairment charge of $1.2 million. Refer to Item 8. Note 3 and Note 10 for additional details of the divestiture and impairments recognized as a result of the sale.

Goodwill Impairment

During the three months ended December 31, 2025, our CSCA and CSCI reporting units had an indication of potential impairment due to a sustained decrease in share price, lower expected cash flows principally related to infant formula market dynamics and a change in near-term expectations of the broader self-care market for both the Americas and International business. The quantitative impairment test indicated that the carrying amount of our CSCA and CSCI reporting units exceeded their estimated fair value. As such, management recognized a goodwill impairment of $917.1 million for CSCA, resulting in $1,168.8 million of goodwill in this reporting unit after the impairment and recognized a goodwill impairment of $407.1 million for CSCI, resulting in $881.3 million of goodwill

Perrigo Company plc - Item 7
Executive Overview

in this reporting unit after the impairment as of December 31, 2025. See Critical Accounting Estimates and Item 8. Note 10.

In connection with the January 1, 2026 segment reorganization (see Item 8. Note 22), the Company will change from two reporting segments to three reporting segments.

On reorganization, the Company is required to reallocate goodwill from its existing two reporting units to its six new reporting units. We are also required to determine the estimated fair values and reassign assets and liabilities to the respective reporting units. Even though the aggregate estimated fair value and carrying value of the Company's reporting units remains unchanged from December 31, 2025, the allocations to the new reporting units may occur disproportionately. Because the total reporting unit fair values were written down to their carrying values as of December 31, 2025, the new reporting units could inherently have carrying values that exceed their fair value after the reallocation.

As a result of the segment reorganization, we currently estimate that structural non‑cash goodwill impairment charges may range up to $350 million and would be recognized in the first quarter of 2026.

RESULTS OF OPERATIONS

Currency Translation

Any currency translation effects described below represent estimates of the net differences between translation of foreign currency transactions into U.S. dollars for the year ended December 31, 2025 at the average exchange rates for the reporting period and average exchange rates for the year ended December 31, 2024.

CONSOLIDATED

Consolidated Financial Results

	Year Ended
(in millions, except percentages)	December 31, 2025	December 31, 2024
Net sales	$4,253.1	$4,373.4
Gross profit	$1,494.5	$1,542.7
Gross profit %	35.1%	35.3%
Operating income (loss)	$(1,122.2)	$112.9
Operating income %	(26.4)%	2.6%

Net sales decreased $120.3 million, or 2.8%, primarily due to:
•$103.6 million decrease, or 2.4%, driven by lower net sales of $51.5 million in Digestive Health, lower net sales of $41.0 million in Nutrition primarily due to infant formula, lower net sales in Oral Care, and the absence of the prior-year Opill® launch stocking benefit of $15.0 million. These were partially offset by higher net sales in Upper Respiratory. Net sales across the rest of the business were roughly flat as soft OTC category consumption was offset by store brand dollar, unit and volume share gains and dollar share gains across key brands; and
•$66.5 million decrease due to the prior year divestitures of the HRA Pharma Rare Diseases Business (the "Rare Diseases Business") and the Orion Laboratories Hospital & Specialty Business (the "Hospital & Specialty Business") and the sale of branded products within our CSCI segment; partially offset by
•$49.8 million increase from favorable foreign currency translation.

Operating income decreased $1,235.1 million, or 1,094.0%, due to:

•$48.2 million decrease in gross profit due primarily to lower global OTC sales volumes, the impact of divested businesses and exited products of $41.6 million, and net impact of pricing actions. These factors were partially offset by $29.7 million from favorable currency translation, new products and benefits from the Supply Chain Reinvention Program. Gross profit as a percentage of net sales decreased 20 basis points compared to the prior year due to the same factors that impacted gross profit; and
•$1,186.9 million increase in operating expenses driven by the $1.3 billion goodwill impairment charge.

Perrigo Company plc - Item 7
CSCA

CONSUMER SELF-CARE AMERICAS

Segment Financial Results

	Year Ended
(in millions, except percentages)	December 31, 2025	December 31, 2024
Net sales	$2,585.3	$2,693.7
Gross profit	$754.9	$779.1
Gross profit %	29.2%	28.9%
Operating income (loss)	$(669.0)	$269.9
Operating income %	(25.9)%	10.0%

Net sales decreased $108.4 million, or 4.0% primarily due to:

•$107.8 million decrease, or 4.0%, driven by lower net sales of $55.4 million in Digestive Health, lower net sales of $41.0 million in Nutrition driven by infant formula, lower net sales in Oral Care and the absence of the prior-year Opill® launch stocking benefit of $15.0 million. These were partially offset by higher net sales in Upper Respiratory. Net sales from the rest of the CSCA business were down as soft OTC category consumption was partially offset by accelerating store brand volume share gains.

CSCA net sales by product category were as follows:

Sales	Year Ended
(in millions, except percentages)	December 31, 2025	December 31, 2024	$ Change	% Change
Upper Respiratory	$529.5	$500.3	$29.1	5.8%
Digestive Health	442.1	497.4	(55.4)	(11.1)%
Nutrition	408.5	449.5	(41.0)	(9.1)%
Pain and Sleep-Aids	332.5	345.5	(12.9)	(3.7)%
Healthy Lifestyle	316.4	306.8	9.5	3.1%
Oral Care	256.9	275.4	(18.6)	(6.7)%
Skin Care	214.9	220.1	(5.2)	(2.4)%
Women's Health	72.4	81.1	(8.7)	(10.7)%
Vitamins, Minerals, and Supplements ("VMS")	7.2	14.5	(7.3)	(50.3)%
Other CSCA	4.8	3.1	1.7	54.8%
Total CSCA	$2,585.3	$2,693.7	$(108.3)	(4.0)%

Sales in each category were driven primarily by:

•Upper Respiratory: Net sales of $529.5 million increased 5.8% due primarily to increased distribution of both cough cold and allergy products, higher first-quarter incidence levels of cough cold compared to the prior year leading to higher net sales, and greater sell-in to customers of cough cold products in the fourth quarter;
•Digestive Health: Net sales of $442.1 million decreased 11.1% due primarily to lower consumption of proton pump inhibitors for heartburn, as well as the net impact of pricing actions, which were partially offset by higher net sales in laxatives, including Polyethylene Glycol 3350;
•Nutrition: Net sales of $408.5 million decreased 9.1% due primarily to infant formula driven by previously disclosed lost distribution of the Good Start® brand and lower contract manufacturing volumes, partially offset by double-digit growth in store brand infant formula;
•Pain and Sleep-Aids: Net sales of $332.5 million decreased 3.7% due primarily to net lost distribution of lower margin products, lower category consumption of children's analgesics medicines and lower dollar share compared to prior year, partially offset by new business awards;
•Healthy Lifestyle: Net sales of $316.4 million increased 3.1% due primarily to new distribution wins and increased consumer demand for smoking cessation products;

Perrigo Company plc - Item 7
CSCA

•Oral Care: Net sales of $256.9 million decreased 6.7% due primarily to previously disclosed lost distribution of lower-margin products as the business focused on enhancing margin while balancing the unfavorable impacts of tariffs;
•Skin Care: Net sales of $214.9 million decreased 2.4% due primarily to lower distribution of Minoxidil at one customer, partially offset by growth in the Mederma® brand;
•Women's Health: Net sales of $72.4 million decreased 10.7% due primarily to the prior year reflecting the strong initial retailer stocking of Opill®, which launched in March 2024, of $15.0 million; and
•VMS and Other: Net sales of $12.0 million decreased 31.8% due primarily to volume declines in the VMS category.

Operating income decreased $938.9 million, or 347.9%, due primarily to:

•$24.2 million decrease in gross profit driven primarily by lower global OTC sales volumes of $39.5 million and net impacts from pricing investments to drive volume, partially offset by benefits from the Supply Chain Reinvention Program of $13.0 million and $9.1 million in benefits from augmenting and strengthening the infant formula network. Gross profit as a percentage of net sales increased 30 basis points compared to the prior year driven primarily by the benefits from augmenting and strengthening the infant formula network.
•$914.7 million increase in operating expenses driven by the $917.1 million goodwill impairment charge.

CONSUMER SELF-CARE INTERNATIONAL

Segment Financial Results

	Year Ended
(in millions, except percentages)	December 31, 2025	December 31, 2024
Net sales	$1,667.7	$1,679.6
Gross profit	$739.7	$763.5
Gross profit %	44.4%	45.5%
Operating income (loss)	$(228.8)	$105.0
Operating income %	(13.7)%	6.3%
Net sales decreased $11.9 million, or 0.7% primarily due to:

•$66.5 million decrease due to the prior year divestitures of the Rare Diseases Business and the Hospital & Specialty Business and the sale of branded products; partially offset by
•$50.4 million increase from favorable foreign currency translation.

CSCI net sales by product category were as follows:

Sales	Year Ended
(in millions, except percentages)	December 31, 2025	December 31, 2024	$ Change	% Change
Skin Care	$407.7	$410.0	$(2.4)	(0.6)%
Upper Respiratory	288.2	282.1	6.0	2.1%
Pain and Sleep-Aids	235.4	222.2	13.3	6.0%
Healthy Lifestyle	231.5	225.8	5.7	2.5%
VMS	161.2	173.5	(12.3)	(7.1)%
Women's Health	143.5	132.8	10.7	8.0%
Oral Care	97.5	99.4	(2.0)	(2.0)%
Digestive Health	40.3	36.5	3.8	10.4%
Other CSCI	62.4	97.3	(34.8)	(35.8)%
Total CSCI	$1,667.7	$1,679.6	$(11.9)	(0.7)%

Perrigo Company plc - Item 7
CSCI

Sales in each category were driven primarily by:

•Skin Care: Net sales of $407.7 million decreased 0.6%, inclusive of a 2.4% favorable effect of currency translation, due primarily to lower net sales in the ACO® franchise, partially offset by higher net sales and new products in the Compeed® franchise;
•Upper Respiratory: Net sales of $288.2 million increased 2.1%, inclusive of a 4.0% favorable effect of currency translation, due primarily to lower net sales of cough cold products stemming from lower incidence of cough cold throughout the E.U. compared to the prior year, as well as an unfavorable impact of 1.5% from divested businesses and exited product lines. These were partially offset by improved supply of key products, including the Physiomer® brand;
•Pain & Sleep-Aids: Net sales of $235.4 million increased 6.0%, inclusive of a 4.0% favorable effect of currency translation, due primarily to restored supply of the Solpadeine® brand;
•Healthy Lifestyle: Net sales of $231.5 million increased 2.5%, inclusive of a 0.6% favorable effect of currency translation, due primarily to new products in the Jungle Formula® franchise;
•VMS: Net sales of $161.2 million decreased 7.1%, inclusive of a 3.9% favorable effect of currency translation, due primarily to reduced strategic focus on nutraceutical products within the category;
•Women's Health: Net sales of $143.5 million increased 8.0%, inclusive of a 4.2% favorable effect of currency translation, due primarily to market share gains in ellaOne®;
•Oral Care: Net sales of $97.5 million decreased 2.0% inclusive of a 3.9% favorable effect of currency translation, due primarily to lower net sales of store brand products; and
•Digestive Health and Other: Net sales of $102.7 million decreased 23.2%, inclusive of a 2.1% favorable effect of currency translation, due primarily to the divestiture of the Rare Diseases Business, partially offset by higher net sales of store brand digestive health products.

Operating income decreased $333.8 million, or 317.9%, due to:

•$23.8 million decrease in gross profit due primarily to the impact of divested businesses and exited products of $41.6 million, lower global OTC sales volumes, and unfavorable costs of goods sold inflation. These factors were partially offset by $27.4 million from favorable currency translation, new products, strategic pricing actions, and benefits from the Supply Chain Reinvention Program. Gross profit as a percentage of net sales decreased 110 basis points compared to the prior year due to the same factors that impacted gross profit; and

•$310.0 million increase in operating expenses driven by the $407.1 million goodwill impairment charge.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Year Ended
December 31, 2025	December 31, 2024
$224.3	$262.1

The decrease of $37.8 million in unallocated expenses during the year ended December 31, 2025 compared to the prior year period was due primarily to lower variable employee expenses, as well as lower restructuring costs associated primarily with Project Energize.

Interest expense, net, Other (income) expense, net and Loss on extinguishment of debt (Consolidated)

	Year Ended
(in millions)	December 31, 2025	December 31, 2024
Interest expense, net	$162.5	$187.8
Other (income) expense, net	$13.2	$(0.9)
Loss on extinguishment of debt	$—	$6.7

Perrigo Company plc - Item 7
Unallocated, Interest, Other, and Taxes

Interest Expense, net

The $25.3 million decrease during the year ended December 31, 2025 compared to the prior year was due primarily to the absence of interest expense associated with the de-designation of interest rate swap agreements in the prior year and a decrease in interest expense associated with a decrease in outstanding borrowings under our Senior Secured Credit Facilities.

Other (Income) Expense, net

The $14.1 million decrease in income during the year ended December 31, 2025 compared to the prior year was due primarily to unfavorable changes in revaluation of foreign currency contracts associated with the planned divestiture of the Dermacosmetics Business, the absence of prior year gain recognized on the sale of the Rare Diseases Business, and the loss recognized on the sale of the Richard Bittner Business.

Loss on extinguishment of debt

The $6.7 million loss on extinguishment of debt during the year ended December 31, 2024 was primarily related to the unamortized fees associated with the partial payment on the Term Loan B Facility (refer to Item 8. Note 13).

Income Taxes (Consolidated)

The effective tax rates were as follows:

Year Ended
December 31, 2025	December 31, 2024
(8.0)%	(99.3)%

The effective tax rate on the pre-tax loss for the year ended December 31, 2025 decreased when compared to the effective tax rate on the pre-tax loss for the year ended December 31, 2024, primarily due to the impact of the One Big Beautiful Bill Act ("OBBBA") in 2025 and the net impact of an intercompany intellectual property sale in 2024, offset by the establishment of a full valuation allowance in the United States and the impact of the goodwill impairment charges in 2025.

On July 4, 2025, the OBBBA was signed into law. The OBBBA includes significant changes to federal tax law and permanently extends or modifies various provisions from the 2017 Tax Cuts and Jobs Act, including, but not limited to, deductions for federal bonus depreciation, domestic research and development expenditures, and certain changes, some taxpayer-favorable and others not, for determining the limitation on business interest expense. We evaluated the OBBBA provisions enacted and determined they resulted in a tax benefit of $21.7 million for 2025, primarily due to the increased realizability of deferred tax assets associated with interest expense carryforwards following the restoration of depreciation and amortization in the Section 163(j) business interest expense limitation calculation. The remaining provisions of the OBBBA have multiple effective dates, with certain provisions effective in 2025 and others implemented over subsequent years. We are not anticipating the remaining provisions of the OBBBA to have a material effect on our consolidated financial statements.

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. Due to the weight of objectively verifiable negative evidence, we believe it is more likely than not that our U.S. federal and state deferred tax assets will not be realized as of December 31, 2025.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Overview

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements, we regularly consider, among other factors,

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

known trends and uncertainties, such as the geopolitical environment, inflation and interest rates, the status of material contingent liabilities, financial market volatility, tariffs and potential tariff and trade policies and other uncertainties. Subject to relevant restrictions under our debt agreements, our cash requirements for other purposes and other factors management deems relevant, we may from time to time use available funds to redeem, repurchase or refinance our debt in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms we deem appropriate (which may be below par).

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

Cash and Cash Equivalents

	Year Ended
(in millions)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$531.6	$558.8
Working capital(1)	$1,043.7	$915.3

(1)Working capital represents current assets less current liabilities, excluding cash and cash equivalents, excluding assets and liabilities held for sale and excluding current indebtedness.

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

Cash Flows

The following table includes summarized cash flow activities:

	Year Ended
(in millions)	December 31, 2025	December 31, 2024	$ Change
Net cash from operating activities	$238.5	$362.9	$(124.4)
Net cash (for) from investing activities	(75.4)	78.8	(154.2)
Net cash for financing activities	(220.5)	(611.0)	390.5
Effect of exchange rate changes on cash and cash equivalents	32.5	(23.2)	55.7
Net decrease in cash and cash equivalents	$(24.9)	$(192.5)	$167.6

Net cash from Operating Activities

The $124.4 million decrease in operating cash inflow was primarily driven by a decrease in cash flow from the change in net earnings after adjustments for items including impairment, depreciation and amortization, and restructuring.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Net cash (for) from Investing Activities

The $154.2 million decrease in cash from investing cash flow was due primarily to the absence of the proceeds from the sale of the Rare Diseases and Hospital & Specialty Businesses and the six branded products in the prior year period. These were partially offset by the absence of the settlement of foreign currency derivatives in the prior year period, as well as net proceeds received in the current period related to the sale of the Richard Bittner Business.

Capital expenditures totaled $93.4 million in 2025. We anticipate 2026 capital expenditures to be between $90 million and $130 million, depending on project timelines related to manufacturing productivity and efficiency upgrades, software and technology initiatives, and general facility maintenance. We expect to fund these estimated capital expenditures with funds from operating cash flows.

Net cash for Financing Activities

The $390.5 million increase in financing cash flow was due primarily to larger one-time payments in the prior year period on the Senior Secured Credit Facilities compared to the current year, partially offset by the prior year period issuance of the 2032 Notes. Additionally, we increased our dividend payment by $6.8 million compared to the prior year.

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the year ended December 31, 2025 or December 31, 2024. The future repurchase of shares, if any, is subject to the discretion of our Board of Directors.

Dividends

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. We paid dividends as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Dividends paid (in millions)	$159.3	$152.5
Dividends paid per share	$1.16	$1.10

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

Borrowings and Capital Resources

Note Issuances

On September 17, 2024, Perrigo Finance issued the 2032 Notes as defined in Item 8. Note 13. The 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo and its subsidiaries that provide guarantees under Perrigo's Senior Secured Credit Facilities (as defined below). Net proceeds from the 2032 Notes were used to prepay a portion of the Term Loan B Facility (as defined below) on September 19, 2024 and the remaining proceeds were used to fund the redemption of $700 million of the 4.375% Notes due 2026 on October 2, 2024. As a result of the redemption, we recognized an extinguishment loss of $6.7 million during the prior year.

Credit Agreements

On April 20, 2022, we and our indirect wholly-owned subsidiary, Perrigo Investments, LLC (the "Borrower") entered into the senior secured credit facilities, which consisted of (i) a $1.0 billion five-year revolving credit facility (the "Revolver"), (ii) a $500.0 million five-year Term Loan A facility (the "Term Loan A Facility" and the Term A Loans thereunder, the "Term A Loans"), and (iii) a $1.1 billion seven-year Term Loan B facility (the "Term Loan B Facility" and the Term B Loans thereunder borrowed on April 20, 2022, the "2022 Term B Loans" and, together with the

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Revolver and Term Loan A Facility, the "Senior Secured Credit Facilities"), pursuant to a Credit Agreement (the "Credit Agreement").

On December 15, 2023, we and the Borrower entered into Amendment No. 1 and Incremental Assumption Agreement (the "Amendment") to the Credit Agreement. The Amendment provided for a fungible add on to the 2022 Term B Loans in an aggregate principal amount of $300.0 million (the "2023 Incremental Term B Loans"). The terms of the 2023 Incremental Term B Loans, including pricing and maturity, are identical to the 2022 Term B Loans. The net proceeds from the 2023 Incremental Term B Loans were used to settle the cash tender offer by Perrigo Finance for $300.0 million in aggregate principal amount of 3.900% Senior Notes due 2024 ("2024 Notes"). The tender offer was settled on December 15, 2023, and Perrigo Finance accepted for purchase $300.0 million of the 2024 Notes and paid approximately $295.1 million in aggregate cash consideration (excluding accrued interest).

On December 15, 2024, we and the Borrower entered into Amendment No. 2 to the Credit Agreement, which established a new tranche of loans under the Term B Facility (the "Term B Loans") and which refinanced all of the 2023 Incremental Term B Loans and the 2022 Term B Loans outstanding under the Credit Agreement in the aggregate amount of $984.7 million. The Term B Loans will mature on April 20, 2029. Refer to Item 8. Note 13.

Our short term debt as of December 31, 2025 of $36.6 million is comprised of (i) amortization payments for the Term A Loans and the Term B Loans and (ii) lease payments.

Term Loans and Notes

As of December 31, 2025 and December 31, 2024, we had $1,394.3 million and $1,429.1 million, respectively, outstanding under our Term Loan A Facility and Term Loan B Facility.

The interest rate net of derivatives results in a fixed rate on a substantial portion of our long-term debt, the earliest of which matures in April 2027.

We are in compliance with all the covenants under our debt agreements as of December 31, 2025.

Loans under the Credit Agreement bear interest at a rate equal to, at the Borrower’s option and depending on the currency borrowed, either the adjusted Term SOFR Rate, adjusted EURIBOR Rate, adjusted Daily Simple RFR or ABR (each as defined in the Credit Agreement), in each case, plus an applicable margin. Applicable margins and fees are outlined below:

Applicable Margins
	Term SOFR Rate, EURIBOR Rate and Daily Simple RFR	Prime Rate and Daily Simple RFR	Per Annum Commitment Fee(2)
Term A Loans(1)	2.000% - 1.750%	1.000% - 0.750%	—
Term B Loans	2.000%	1.000%	—
Revolver(1)	2.000% - 1.375%	1.000% - 0.375%	0.250% - 0.175%
(1) Applicable margins are dependent upon our total net leverage ratio
(2) Payable on the undrawn amount

The Credit Agreement is guaranteed by us and certain of our wholly-owned subsidiaries organized in the U.S., Ireland, Belgium, England and Wales (subject to certain exceptions) (the “Guarantor Subsidiaries” and together with the Company, the “Guarantors” and together with the Borrower, the "Loan Parties"). The Loan Parties’ obligations under the Credit Agreement are secured, subject to customary permitted liens and other exceptions, by a security interest in all tangible and intangible assets of the Loan Parties, except for certain excluded assets. We may make voluntary prepayments at any time without payment of a premium or penalty, subject to certain exceptions, and are required to make certain mandatory prepayments of outstanding indebtedness under the Credit Agreement in certain circumstances. Principal repayments of the Term Loan B Facility, which are due quarterly, are equal to 1.0% per annum (adjusted, in the case of incremental loans, to enable fungibility), with any remaining balance payable on the maturity date. Principal repayments of the Term Loan A Facility, which are due quarterly, began in September 2022 and are equal to (i) for the first year anniversary of the Closing Date (as defined in the Credit Agreement), 2.5% per annum of the original principal amount of the Term Loan A Facility incurred and (ii) after the first year anniversary of the Closing Date, 5.0% per annum of the original principal amount of the Term Loan A Facility incurred, with any remaining balance payable on the maturity date. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Borrower and

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

its restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of junior indebtedness and dividends and other distributions. The Credit Agreement contains financial covenants that require the Borrower and its restricted subsidiaries to (a) not exceed a maximum first lien secured net leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter and (b) not fall below a minimum interest coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter, provided that such covenants apply only to the Revolver and the Term Loan A Facility. The Credit Agreement also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If we consummate certain qualifying acquisitions during the term of the loan, we can elect to increase the maximum first lien secured net leverage ratio to 3.25 to 1.00 for the quarter in which the acquisition occurs and the three following fiscal quarters thereafter.

Leases

We had $190.5 million and $195.1 million of lease liabilities and $179.3 million and $186.9 million of lease assets as of December 31, 2025 and December 31, 2024, respectively. For information on our operating and finance lease obligations and the amount and timing of future payments refer to Item 8. Note 9.

Available Resources

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in "Other Financing" in Item 8. Note 13. There were no borrowings outstanding under the overdraft facilities as of December 31, 2025 and December 31, 2024.

There were no borrowings outstanding under the Revolver as of December 31, 2025 or December 31, 2024. We are subject to certain financial covenants in the Revolver and Credit Agreement. As of December 31, 2025, we were in compliance with all such covenants under our debt agreements.

Credit Ratings

Our credit ratings on December 31, 2025 were Ba3 (stable), BB- (stable), and BB (stable), by Moody's Investor Services, S&P Global Ratings ("S&P"), and Fitch Ratings Inc. ("Fitch"), respectively. On December 12, 2025, Moody's Investor Services downgraded our issuer credit rating to Ba3 from Ba2 and adjusted the rating outlook to stable.

Due to the downgrade by Moody's Investor Services, the interest rate on the 3.150% Senior Notes due 2030 will increase from 4.900% to 5.150% for payments made after June 15, 2026. Interest rate adjustments for the 3.150% Senior Notes due 2030 are subject to a 2.0% cap above the original 3.150% interest rate, ensuring that the interest rate does not exceed the 5.150%. This adjustment is contingent upon certain rating events, as outlined in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc and Wells Fargo Bank, National Association, serving as trustee.

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

Guarantor Financial Information

As detailed in Item 8. Note 13, the Guarantor Subsidiaries and the Borrower provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Loan Parties provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 4.900% Notes due 2030, the 5.375% Euro Notes due 2032, the 6.125% USD Notes due 2032, and the 4.900% Notes due 2044 issued by Perrigo Finance.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

	Year Ended
(in millions)	December 31, 2025	December 31, 2024
Current assets	$1,919.1	$1,792.5
Non-current assets	$3,959.8	$4,284.5
Current liabilities	$720.6	$731.8
Non-current liabilities	$10,216.1	$12,144.5
Due to non-guarantors	$6,020.6	$8,131.3

The summarized results of operations information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

	Year Ended
(in millions)	December 31, 2025	December 31, 2024
Total revenues	$3,064.7	$3,118.4
Gross profit	$911.8	$944.6
Operating income (loss)	$(17.6)	$(27.8)
Net income (loss)	$791.2	$(147.5)
Revenue from non-guarantors	$374.3	$529.3
Operating expenses to non-guarantors	$(1.3)	$(1.8)
Other (income) expense to non-guarantors	$(1,072.1)	$(182.9)

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

Our enforceable and legally binding obligations as of December 31, 2025 are set forth in the following table. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table (in millions):

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

	Payment Due
	2026	2027-2028	2029-2030	After 2030	Total
Short and long-term debt (1)	$275.6	$837.2	$1,940.1	$1,905.8	$4,958.7
Finance lease obligations	2.1	3.6	3.3	5.7	14.7
Purchase obligations (2)	275.2	—	—	—	275.2
Operating leases (3)	31.5	55.1	36.3	85.3	208.2
Other contractual liabilities reflected on the consolidated balance sheets:
Deferred compensation and benefits (4)	—	—	—	58.9	58.9
Other (5)	125.9	47.1	—	—	173.0
Total	$710.3	$943.0	$1,979.7	$2,055.7	$5,688.7
(1)Short-term and long-term debt includes interest payments, which were calculated using the effective interest rate at December 31, 2025.
(2)Consists of commitments for both materials and services.
(3)Used in normal course of business, principally for warehouse facilities and computer equipment.
(4)Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post-employment benefits. Of this amount, we have funded $35.3 million, which is recorded in Other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.
(5)Primarily includes consulting fees, legal settlements, restructuring accruals, insurance obligations, and electrical and gas purchase contracts, which were accrued in Other current liabilities and Other non-current liabilities at December 31, 2025 for all years.

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

As of December 31, 2025, we had approximately $391.8 million of liabilities for uncertain tax positions, including interest and penalties. These liabilities have been excluded from the Contractual Obligations table above, and the related tax benefits have not been recognized, due to uncertainty as to the amounts and timing of settlement with taxing authorities.

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

Income Taxes

We earn income in numerous countries and this income is subject to the laws of taxing jurisdictions within those countries. Significant judgement is required in determining our worldwide effective tax rate, provision for income taxes and recording the related deferred tax assets and liabilities. Our annual effective tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Also inherent in determining our annual effective tax rate are judgements and assumptions related to, among other things, the recoverability of certain deferred tax balances, primarily net operating loss and other carryforwards; our ability to uphold certain tax positions; adjustments to estimated taxes upon finalization of various tax returns; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in U.S. GAAP; expiration of or the inability to renew tax rulings or tax holiday incentives; and the repatriation of earnings with respect to which we have not previously provided taxes. There are inherent uncertainties related to the interpretations of tax regulations in the jurisdictions in which we operate and our interpretation of transfer pricing standards. These judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to, or further interpretations of, regulations. If such changes take place, there is a risk that our tax rate may increase or decrease in any period, which would impact our earnings. Future business results may affect deferred tax liabilities or the valuation of deferred tax assets over time. For the

Perrigo Company plc - Item 7
Critical Accounting Estimates

year ended December 31, 2025, we recorded a net increase in valuation allowances of $129.9 million primarily related to the change in realizability of our deferred tax assets in the U.S.

Additionally, the final determination with respect to any tax audit, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. Future period earnings may also be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments. Refer to Item 8. Note 19 for additional details on the Company's income taxes.

Legal Contingencies

We are involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. Other than loss contingencies that are assumed in business combinations for which we can reliably estimate the fair value, we record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range and no amount within that range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We evaluate our exposure to loss based on the progress of each contingency, experience in similar contingencies and consultation with our legal counsel and have established reserves for certain of our legal matters. We re-evaluate all contingencies as additional information becomes available and adjustments are made to ensure estimates reflect an accurate liability until the contingency in question is ultimately settled. We do not incorporate insurance recoveries into our reserves for legal contingencies. We separately record receivables for amounts due under insurance policies when we consider the realization of recoveries for claims to be probable, which may be different than the timing in which we establish the loss reserves. Given the uncertainties inherent in complex litigation and other contingencies, these evaluations can involve significant judgement about future events. The ultimate outcome of any litigation or other contingency may be material to our results of operations, financial condition and cash flows. At December 31, 2025 and 2024, the loss accrual for litigation contingencies reflected on the balance sheet in Other accrued liabilities was $59.0 million and $76.8 million, respectively. Refer to Item 8. Note 20 for additional details on the Company's contingencies.

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

Goodwill

Goodwill represents amounts paid for an acquisition of a business in excess of the fair value of net assets received. We perform annual goodwill impairment testing on the first day of the fourth quarter, or more frequently if events suggest impairment may exist. During the fourth quarter, we observed a sustained decrease in share price, lower expected cash flows principally related to infant formula market dynamics and a change in expectations of the broader self-care market for both the Americas and International business, which we considered a triggering event. Therefore, we performed an impairment test as of December 31, 2025, in addition to our annual test performed as of September 28, 2025. As of December 31, 2025, we have two reporting units. Our CSCA operating segment is equivalent to our CSCA reporting unit, and our CSCI operating segment is equivalent to our CSCI reporting unit.

The test for impairment requires us to make several significant assumptions that impact our estimate of the fair value of a reporting unit, including the perpetual growth rate and discount rate. These assumptions are considered critical due to the sensitivity of changes in these assumptions to the related estimate of fair value. The discount rates used in testing each of our reporting units’ goodwill for impairment during our testing were based on the weighted average cost of capital determined for each of our reporting units. In our impairment test as of December 31, 2025, discount rates ranged from 11.00% to 11.50%, and perpetual growth rates were 2.50%. In our annual impairment test as of September 29, 2024, discount rates ranged from 10.50% to 11.25%, and perpetual growth rates were 2.50%.

Our CSCA and CSCI reporting units had indications of potential impairment during the three months ended December 31, 2025, primarily driven by a sustained decrease in share price, lower expected cash flows principally related to infant formula market dynamics and a change in expectations of the broader self-care market for both the Americas and International business. We prepared quantitative analyses as of December 31, 2025 and determined the carrying value of the CSCA and CSCI reporting units exceeded their estimated fair value. We recognized a goodwill impairment of $917.1 million for CSCA, resulting in $1,168.8 million of goodwill in this reporting unit after the impairment and recognized a goodwill impairment of $407.1 million for CSCI, resulting in $881.3 million of goodwill in this reporting unit after the impairment. We continue to monitor the progress of our reporting units and assess them for potential impairment should impairment indicators arise, as applicable, and at least annually during our fourth quarter impairment testing.

The cash flow forecasts used for our reporting units include assumptions about future activity levels in the near term and longer-term. If growth in our reporting units is lower than expected, we may experience deterioration in our cash flow forecasts that may indicate goodwill in one or more reporting units is impaired in future impairment tests. An increase in the discount rate could negatively impact the estimated fair value of the reporting units and lead to future impairment. Furthermore, our estimates of fair value give consideration to the level of implied control premium, which is the amount a buyer is willing to pay over the current market price of a company (i.e. market capitalization) to acquire a controlling interest. We may experience further sustained decreases in our market capitalization which could imply an impairment of one or more of our reporting units.

The goodwill impairment that we recorded in the CSCA and CSCI reporting units during the fourth quarter of the year ended December 31, 2025 adjusted the carrying values of the reporting units to their estimated fair values. An increase in the discount rate over the next twelve months could negatively impact the estimated fair value of the reporting units and lead to a future impairment. Certain macroeconomic factors which are not controlled by the reporting units, such as rising inflation or interest rates, could cause an increase in the discount rate to occur. Deterioration in performance of our reporting units over the next twelve months, such as lower than expected revenue or profitability that has a sustained impact on future periods, could also represent potential indicators of impairment requiring further impairment analysis. We have experienced significant decreases in our market capitalization. Given the sensitivity of assumptions on control premium, further decreases in our market capitalization in the next twelve months, could represent a potential impairment indicator requiring further impairment analysis.

During the three months ending June 29, 2024, we recorded goodwill impairment charge of $22.1 million related to our now divested Rare Disease reporting unit. During the three months ended September 28, 2024, we recorded an impairment charge of $5.4 million for our CSCI reporting unit related to the now divested Hospital & Specialty

Perrigo Company plc - Item 7
Critical Accounting Estimates

disposal group. During the three months ending December 31, 2025 we recorded goodwill impairment charges of $1.3 billion for our CSCA and CSCI reporting units related to sustained decrease in share price, lower expected cash flows principally related to infant formula market dynamics and a change in expectations of the broader self-care market for both the Americas and International business. We continue to monitor the progress of our reporting units and assess them for potential impairment should impairment indicators arise, as applicable, and at least annually during our fourth quarter impairment testing.

See Item 8. Note 10 and Note 11 for further information.

In connection with the January 1, 2026 segment reorganization (see Item 8. Note 22), the Company will change from two reporting segments to three reporting segments.

On reorganization, the Company is required to reallocate goodwill from its existing two reporting units to its six new reporting units. We are also required to determine the estimated fair values and reassign assets and liabilities to the respective reporting units. Even though the aggregate estimated fair value and carrying value of the Company's reporting units remains unchanged from December 31, 2025, the allocations to the new reporting units may occur disproportionately. Because the total reporting unit fair values were written down to their carrying values as of December 31, 2025, the new reporting units could inherently have carrying values that exceed their fair value after the reallocation.

As a result of the segment reorganization, we currently estimate that structural non‑cash goodwill impairment charges may range up to $350 million and would be recognized in the first quarter of 2026.

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

Due to different sales and cost structures, certain segments experience a negative impact and certain segments a positive impact as a result of changes in exchange rates. We estimate the translation effect of a ten percent devaluation of the U.S. dollar relative to the other foreign currencies in which we transact business would not materially affect operating income of our non U.S. operating units for the year ended December 31, 2025. This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for foreign exchange derivatives that we utilize to mitigate fluctuations in exchange rates.

In addition, we enter into certain purchase commitments for materials that, although denominated in U.S. dollars, are linked to foreign currency valuations. These commitments generally contain a range for which the price of materials may fluctuate over time given the value of a foreign currency.

The translation of the assets and liabilities of our non-U.S. dollar denominated operations is made using local currency exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in Accumulated Other Comprehensive Income ("AOCI") within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of December 31, 2025, cumulative net currency translation adjustments increased shareholders’ equity by $9.3 million.

We monitor and strive to manage risk related to foreign currency exchange rates. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign exchange derivatives or netted with offsetting exposures at other entities. We cannot predict future changes in foreign currency movements and fluctuations that could materially impact earnings.

Perrigo Company plc - Item 7A

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of interest income earned on our investment of cash on hand and interest expense on borrowings. We have in the past, and may in the future, enter into certain derivative financial instruments related to the management of interest rate risk, when available on a cost-effective basis. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged. We do not use derivative financial instruments for speculative purposes. A 1% increase in interest rates would result in approximately $2.3 million of additional annual interest expense in 2026.

Inflation Risk

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling and administration expenses if the selling prices of our products do not increase with these increased costs. We manage the impact of inflation through pricing and supply chain cost reduction and optimization initiatives. Refer to Item 8. Note 1 and Note 12 for further information regarding our derivative instruments and hedging activities.

Perrigo Company plc - Item 8
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Perrigo Company plc - Item 8
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Perrigo Company plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Perrigo Company plc (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter
At December 31, 2025, goodwill was $2,050.1 million. During 2025, the Company recognized $1,325.3 million as goodwill impairment charges. As discussed in Note 1 of the consolidated financial statements, goodwill is not amortized but rather is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date.

Auditing management’s goodwill impairment test was complex due to the significant measurement uncertainty in determining the fair value of the reporting units. In particular, the fair value estimates were sensitive to significant assumptions such as revenue growth rates, projected margins, and discount rate, which are affected by expected future market or economic conditions.

Perrigo Company plc - Item 8

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process. For example, we tested controls over management’s review of the significant assumptions discussed above.

To test the fair value of the Company’s reporting units, our audit procedures included, among others, assessing methodologies used and testing the significant assumptions discussed above as well as the completeness and accuracy of the underlying data used by the Company. For example, we compared the significant assumptions used by management to current industry and economic trends, changes in the Company’s business model, customer base or product mix and other relevant factors. We performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value of the reporting unit resulting from changes in the assumptions. We reviewed the reconciliation of the fair value of the reporting units to the market capitalization of the Company and evaluated the implied control premium. We also assessed the historical accuracy of the significant assumptions used by management to determine the fair value of its reporting units. The evaluation of the Company’s methodology and significant assumptions was performed with the assistance of our valuation specialists.

Uncertain Tax Positions
Description of the Matter
As described in Note 19 to the consolidated financial statements, the Company operates in multiple jurisdictions with complex tax policy and regulatory environments and establishes reserves for uncertain tax positions, which includes certain transfer pricing matters, in accordance with the accounting guidance governing uncertainty in income taxes. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. At December 31, 2025, the Company had liabilities of $300.2 million, excluding interest and penalties, relating to uncertain tax positions.

Auditing the measurement of the Company’s uncertain tax positions for certain transfer pricing matters was challenging because the evaluation of whether a tax position is more likely than not to be sustained and the measurement of the benefit of certain tax positions can be complex, involves significant judgment, and is based on interpretations of tax laws and legal rulings.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting process for uncertain tax positions. For example, we tested controls over management’s application of the recognition and measurement principles for uncertain tax positions related to certain transfer pricing matters for current year developments.

Our audit procedures included, among others, assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company related to current year developments. To test the Company’s assessment and measurement of uncertain tax positions for certain transfer pricing matters, we involved our tax professionals to assess whether the uncertain tax positions identified by the Company are more-likely-than-not to be sustained upon audit and, if so, to assist in testing the assumptions made by the Company in measuring the amount of tax benefit that qualifies for recognition. We also used our knowledge of, and experience with, the application of domestic and international income tax laws by the relevant income tax authorities to evaluate the Company’s assessments of whether the uncertain tax position is more-likely-than-not to be sustained and, if so, the potential outcomes that could occur upon an audit by a taxing authority. We tested the completeness and accuracy of the data and calculations used to determine the amount of tax benefit to recognize. We also evaluated the adequacy of the Company’s disclosures to the consolidated financial statements in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Grand Rapids, Michigan
February 26, 2026

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and Related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of December 31, 2025. The results of management’s assessment have been reviewed with our Audit Committee.

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

Perrigo Company plc - Item 8

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Perrigo Company plc

Opinion on Internal Control Over Financial Reporting

We have audited Perrigo Company plc’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Perrigo Company plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 26, 2026

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net sales	$4,253.1	$4,373.4	$4,655.6
Cost of sales	2,758.6	2,830.7	2,975.2
Gross profit	1,494.5	1,542.7	1,680.4

Operating expenses
Distribution	93.4	98.0	110.5
Research and development	95.4	112.2	122.5
Selling	526.5	546.6	641.8
Administration	435.9	468.0	522.3
Impairment charges	1,363.1	88.9	90.0
Restructuring	71.9	110.1	42.2
Other operating (income) expense, net	30.5	6.0	(0.8)
Total operating expenses	2,616.7	1,429.8	1,528.5

Operating income (loss)	(1,122.2)	112.9	151.9

Interest expense, net	162.5	187.8	173.8
Other (income) expense, net	13.2	(0.9)	(10.4)
Loss on extinguishment of debt	—	6.7	(3.2)
Income (loss) from continuing operations before income taxes	(1,297.9)	(80.7)	(8.3)
Income tax expense	104.4	80.0	(3.9)
Loss from continuing operations	(1,402.3)	(160.7)	(4.4)
Loss from discontinued operations, net of tax	(23.1)	(11.1)	(8.3)
Net income (loss)	$(1,425.4)	$(171.8)	$(12.7)

Earnings (loss) per share
Basic
Continuing operations	$(10.12)	$(1.17)	$(0.03)
Discontinued operations	$(0.17)	$(0.08)	$(0.06)
Basic earnings (loss) per share	$(10.29)	$(1.25)	$(0.09)
Diluted
Continuing operations	$(10.12)	$(1.17)	$(0.03)
Discontinued operations	$(0.17)	$(0.08)	$(0.06)
Diluted earnings (loss) per share	$(10.29)	$(1.25)	$(0.09)

Weighted-average shares outstanding
Basic	138.5	137.4	135.3
Diluted	138.5	137.4	135.3

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$531.6	$558.8
Accounts receivable, net of allowance for credit losses of $6.5 and $7.4, respectively	612.8	642.3
Inventories	1,149.0	1,081.8
Prepaid expenses and other current assets	231.4	199.0
Current assets held for sale	272.6	—
Total current assets	2,797.4	2,481.9
Property, plant and equipment, net	898.7	917.8
Operating lease assets	167.8	175.2
Goodwill and indefinite-lived intangible assets	2,054.7	3,325.4
Definite-lived intangible assets, net	2,351.5	2,423.7
Deferred income taxes	3.3	5.1
Other non-current assets	261.8	318.6
Total non-current assets	5,737.8	7,165.8
Total assets	$8,535.2	$9,647.7
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$474.5	$495.2
Payroll and related taxes	112.2	123.2
Accrued customer programs	111.4	133.3
Other accrued liabilities	230.6	238.7
Accrued income taxes	20.8	17.4
Current indebtedness	36.6	36.4
Current liabilities held for sale	26.8	—
Total current liabilities	1,012.9	1,044.2
Non-current liabilities
Long-term debt, less current portion	3,603.6	3,581.7
Deferred income taxes	168.9	203.2
Other non-current liabilities	814.3	499.2
Total non-current liabilities	4,586.8	4,284.1
Total liabilities	5,599.7	5,328.3
Contingencies - Refer to Note 20
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	6,608.2	6,733.9
Accumulated other comprehensive income (loss)	4.8	(162.4)
Retained earnings (accumulated deficit)	(3,677.5)	(2,252.1)
Total shareholders’ equity	2,935.5	4,319.4
Total liabilities and shareholders' equity	$8,535.2	$9,647.7

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	137.6	136.5

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Net income (loss)	$(1,425.4)	$(171.8)	$(12.7)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	205.3	(192.0)	54.6
Change in fair value of derivative financial instruments, net of tax	(38.1)	19.8	(7.4)
Change in post-retirement and pension liability, net of tax	—	(0.9)	(9.5)
Other comprehensive income (loss), net of tax	167.2	(173.1)	37.7
Comprehensive income (loss)	$(1,258.2)	$(344.9)	$25.0

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash Flows From (For) Operating Activities
Net income (loss)	$(1,425.4)	$(171.8)	$(12.7)
Adjustments to derive cash flows:
Depreciation and amortization	337.5	325.9	359.5
Impairment charges	1,363.1	88.9	90.0
Share-based compensation	54.6	64.4	68.8
Restructuring charges	67.0	99.9	41.1
Settlement of interest rate derivatives	—	41.2	—
Amortization of debt discount	9.0	8.9	2.3
Gain (loss) on sale of business	1.6	(6.4)	—
Gain on sale of assets	—	(28.1)	(4.1)
Dedesignation of interest rate swap agreements	—	14.4	—
Amortization on hedging instruments	(23.8)	(10.1)	1.7
Deferred income taxes	(50.8)	9.8	(106.6)
Other non-cash adjustments, net	6.8	0.6	24.0
Subtotal	339.6	437.6	464.0
(Decrease) increase in cash due to:
Accounts receivable	30.7	(11.1)	(57.1)
Inventories	(61.1)	13.7	19.4
Prepaid expenses and other current assets	8.4	20.1	47.5
Accounts payable	(28.7)	54.2	(65.9)
Payroll and related taxes	(63.4)	(94.4)	(52.8)
Accrued customer programs	(26.2)	(25.6)	23.2
Other accrued liabilities	(16.5)	(1.3)	6.6
Accrued income taxes	55.9	(31.8)	(12.9)
Other long term liabilities	(0.2)	—	7.6
Other operating, net	—	1.5	25.9
Subtotal	(101.1)	(74.7)	(58.5)
Net cash from operating activities	238.5	362.9	405.5
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	5.6	5.2	19.8
Asset acquisitions, net	(1.5)	(13.3)	—
Settlement of foreign currency derivatives	—	(48.2)	—
Proceeds from sale of assets	—	37.9	4.4
Additions to property, plant and equipment	(93.4)	(118.3)	(101.7)
Net proceeds from sale of businesses	14.4	215.5	—
Other investing, net	(0.5)	—	—
Net cash (for) from investing activities	(75.4)	78.8	(77.5)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	—	1,091.2	295.1
Payments on long-term debt	(34.8)	(1,529.0)	(325.3)
Payments for debt issuance costs	—	(4.7)	—
Cash dividends	(159.3)	(152.5)	(149.7)
Shares used to settle taxes	(19.1)	(15.5)	(18.8)
Other financing, net	(7.3)	(0.5)	11.5
Net cash for financing activities	(220.5)	(611.0)	(187.2)
Effect of exchange rate changes on cash and cash equivalents	32.5	(23.2)	9.8
Net (decrease) increase in cash and cash equivalents	(24.9)	(192.5)	150.6
Cash and cash equivalents of continuing operations, beginning of period	558.8	751.3	600.7
Cash and cash equivalents held for sale, beginning of period	—	—	—
Less cash and cash equivalents held for sale, end of period	(2.3)	—	—
Cash and cash equivalents of continuing operations, end of period	$531.6	$558.8	$751.3

Perrigo Company plc - Item 8

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$202.0	$251.4	$276.9
Interest received	$60.4	$75.0	$100.8
Income taxes paid	$98.9	$155.7	$107.5
Income taxes refunded	$20.2	$2.6	$10.7
See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2022	134.7	$6,936.7	$(27.0)	$(2,067.6)	$4,842.1
Net loss	—	—	—	(12.7)	(12.7)
Other comprehensive loss	—	—	37.7	—	37.7
Issuance of ordinary shares under:
Restricted stock plan	1.3	—	—	—	—
Compensation for restricted stock	—	68.8	—	—	68.8
Cash dividends, $1.09 per share	—	(149.7)	—	—	(149.7)
Shares withheld for payment of employees' withholding tax liability	(0.5)	(18.3)	—	—	(18.3)
Balance at December 31, 2023	135.5	6,837.5	10.7	(2,080.3)	4,767.9

Net loss	—	—	—	(171.8)	(171.8)
Other comprehensive income	—	—	(173.1)	—	(173.1)
Issuance of ordinary shares under:
Restricted stock plan	1.5	—	—	—	—
Compensation for restricted stock	—	64.4	—	—	64.4
Cash dividends, $1.10 per share	—	(152.5)	—	—	(152.5)
Shares withheld for payment of employees' withholding tax liability	(0.5)	(15.5)	—	—	(15.5)
Balance at December 31, 2024	136.5	6,733.9	(162.4)	(2,252.1)	4,319.4

Net loss	—	—	—	(1,425.4)	(1,425.4)
Other comprehensive income	—	—	167.2	—	167.2
Issuance of ordinary shares under:
Restricted stock plan	1.8	—	—	—	—
Compensation for restricted stock	—	55.2	—	—	55.2
Cash dividends, $1.16 per share	—	(161.8)	—	—	(161.8)
Shares withheld for payment of employees' withholding tax liability	(0.7)	(19.1)	—	—	(19.1)
Balance at December 31, 2025	137.6	$6,608.2	$4.8	$(3,677.5)	$2,935.5

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

Perrigo Company plc - Item 8
Note 1

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

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Balance at beginning of period	$7.4	$7.8	$6.8
Provision for credit losses, net	2.5	1.2	1.1
Receivables written-off	(4.0)	(1.2)	(0.6)
Recoveries collected	0.1	—	0.3
Currency translation adjustment	0.5	(0.4)	0.2
Balance at end of period	$6.5	$7.4	$7.8
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

Perrigo Company plc - Item 8
Note 1

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

We record derivative instruments on the balance sheet on a gross basis as either an asset or liability measured at fair value (refer to Note 11). Changes in a derivative's fair value are measured at the end of each period and are recognized in earnings unless a derivative can be designated in a qualifying hedging relationship. All realized and unrealized gains and losses are included within operating activities in the Consolidated Statements of Cash Flows.

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

Perrigo Company plc - Item 8
Note 1

and losses will generally be offset by fluctuations in the U.S. dollar-translated amounts of each Income Statement account in current and/or future periods.

For more information on our derivatives, refer to Note 12.

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

Certain of our lease agreements include contingent rental payments based on per unit usage over contractual levels (e.g., miles driven or machine hours used) and others include rental payments adjusted periodically for market reviews or inflationary indexes. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. For more information on our leases, refer to Note 9.

Goodwill and Intangible Assets

Goodwill represents amounts paid for an acquisition in excess of the fair value of net assets acquired. Goodwill is not amortized but rather is tested for impairment annually on the first day of our fourth quarter, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests include projected discounted future cash flows. We have two reporting units that are evaluated for impairment as of December 31, 2025.

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

Perrigo Company plc - Item 8
Note 1

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

Goodwill, indefinite-lived intangible asset, and definite-lived intangible asset impairments are recorded in Impairment charges on the Consolidated Statements of Operations. See Note 10 for further information on our goodwill and intangible assets.

Defined Benefit Plans

We operate a number of defined benefit plans for employees globally. The liability recognized in the balance sheet is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The defined benefit obligation is calculated periodically by independent actuaries using the projected unit credit method. The present value of the defined benefit obligation is determined by discounting the estimated future cash outflows using interest rates of either high quality corporate bonds or long term government bonds depending on the depth and liquidity of the high quality corporate bond market in the different geographies where we have pension liabilities. The bonds are denominated in the currency in which the benefits will be paid and have terms to maturity approximating the terms of the related pension liability. As a result, annual updates related to discount rate and the expected rate of return on plan assets are among the most important elements of expense and liability measurement. The expected return on plan assets is determined using the fair value of plan assets.

Actuarial gains and losses are recognized on the Consolidated Statements of Operations using the corridor method. Under the corridor method, to the extent that any cumulative unrecognized net actuarial gain or loss exceeds 10% of the greater of the present value of the defined benefit obligation and the fair value of the plan assets, that portion is recognized over the expected average remaining working lives of the plan participants. Otherwise, the net actuarial gain or loss is recorded in OCI. We recognize the funded status of benefit plans on the Consolidated Balance Sheets. In addition, we recognize the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost of the period as a component of OCI (refer to Note 14).

Legal Contingencies

We are involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range and no amount within that range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We have established reserves for certain legal matters (refer to Note 20). We do not incorporate insurance recoveries into our reserves for legal contingencies. We separately record receivables for amounts due under insurance policies when we consider the realization of recoveries for claims to be probable, which may be different than the timing in which we establish the loss reserves.

Revenue

Product Revenue

Revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products. We generally recognize product revenue for our contract performance obligations at a point in time, typically upon shipment or delivery of products to customers. For point in time customers for which control transfers on delivery to the customer due to free on board destination terms (“FOB”), an adjustment is recorded to defer revenue recognition over an estimate of days until control transfers at the point of delivery. Where we recognize revenue at a point in time, the transfer of title is the primary indicator that control has transferred. In other limited instances, primarily relating to those contracts that relate to contract manufacturing performed for our customers, control transfers as the product is manufactured. Control is deemed to transfer over time for these contracts as the product does not have an alternative use and we have a contractual right to payment for performance completed to date. Revenue for contract manufacturing contracts is recognized over the transfer period using an input method that measures progress towards completion of the performance obligation as costs are incurred.

Net product sales include estimates of variable consideration for which accruals and allowances are established. Provisions for certain rebates, product returns, and discounts to customers are accounted for as variable consideration and recorded on the Consolidated Balance Sheets as Accrued customer programs. A reduction to sales for these programs is recorded in the same period as the associated sale. Actual amounts of consideration

Perrigo Company plc - Item 8
Note 1

ultimately received may differ from our estimates. If actual results in the future vary from the estimates, these estimates are adjusted, which would affect revenue and earnings in the period such variances become known.

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

Our performance obligations are generally expected to be fulfilled in less than one year in accordance with ASC 606-10-50-14. Therefore, we do not provide quantitative information about remaining performance obligations.

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

We estimate the fair value of stock option awards granted based on the Black-Scholes option pricing model, which requires the use of subjective and complex assumptions. These assumptions include estimating the expected term that awards granted are expected to be outstanding, the expected volatility of our stock price for a period commensurate with the expected term of the related options, and the risk-free rate with a maturity closest to the expected term of the related awards. Restricted stock and restricted stock units, both service based and performance based restricted share units, are valued based on our stock price on the day the awards are granted. The estimated fair value of outstanding Relative Total Shareholder Return performance units (“RTSR”) is based on the grant date fair value of RTSR awards using a Monte Carlo simulation, which includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends (refer to Note 16).

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

Perrigo Company plc - Item 8
Note 1

Advertising Costs

Advertising costs are included in Selling Operating expenses and shipping and handling costs billed to customers are included in Net sales. Costs relate primarily to print advertising, direct mail, online advertising, social media communications, and television advertising and are expensed as incurred. For the year ended December 31, 2025, 48.7% of advertising expense was attributable to our CSCI segment. Advertising costs were as follows (in millions):

Year Ended
December 31, 2025	December 31, 2024	December 31, 2023
$132.9	$134.5	$138.5

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

We record reserves for uncertain tax positions to the extent it is more likely than not the tax return position will be sustained on audit, based on the technical merits of the position. Periodic changes in reserves for uncertain tax positions are reflected in the provision for income taxes. We include interest and penalties attributable to uncertain tax positions and income taxes as a component of our income tax provision (refer to Note 19).

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
		January 1, 2025	As of January 1, 2025, we have adopted ASU 2023-09. This standard is adopted on a prospective basis. Refer to Footnote 19 -Income Taxes for disclosure impact.
ASU 2025-05: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	This guidance simplifies the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606	January 1, 2026 for annual periods and interim periods within the fiscal year	As of January 1, 2025, we have early adopted ASU 2025-05. This standard is adopted on a prospective basis.
ASU 2025-06: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
This guidance clarifies and modernizes the accounting for costs related to internal-use software and is intended to address stakeholder feedback that the current guidance is outdated and not relevant given the evolution of software development. The guidance removes all references to project stages and clarifies the threshold entities apply to begin capitalizing costs.
		January 1, 2028 and interim periods within the fiscal year	As of January 1, 2025, we have early adopted ASU 2025-06. This standard is adopted on a prospective basis.
ASU 2024-03: Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

ASU 2025-01: Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date

This guidance aims to provide more detailed information about expenses to help investors better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. Entities must disclose specific quantitative and qualitative information about certain costs in the notes to financial statements.
		January 1, 2027 for annual periods, January 1, 2028 for interim periods	As of December 31, 2025, we are currently evaluating the potential disclosures impact of adopting the standard and whether to adopt retrospectively.
We do not believe that any other recently issued accounting standards could have a material effect on our Consolidated Financial Statements.

Perrigo Company plc - Item 8
Note 2

NOTE 2 - REVENUE RECOGNITION

We generated net sales in the following geographic locations(1) (in millions):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
U.S.	$2,540.1	$2,649.3	$2,916.8
Europe(2)	1,616.3	1,604.6	1,622.5
All other countries(3)	96.7	119.5	116.3
Total net sales	$4,253.1	$4,373.4	$4,655.6
(1)    The net sales by geography is derived from the location of the entity that sells to a third party.
(2)    Includes Ireland net sales of $42.1 million, $39.6 million, and $40.8 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.
(3)    Includes revenue generated primarily in Australia and Canada during the years ended December 31, 2025, 2024 and 2023.

Product Category

The following is a summary of our net sales by category (in millions):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
CSCA
Upper Respiratory	$529.5	$500.3	$561.4
Digestive Health	442.1	497.4	507.5
Nutrition	408.5	449.5	563.2
Pain and Sleep-Aids	332.5	345.5	397.2
Healthy Lifestyle	316.4	306.8	311.4
Oral Care	256.9	275.4	310.4
Skin Care	214.9	220.1	240.5
Women's Health	72.4	81.1	48.6
Vitamins, Minerals, and Supplements ("VMS")	7.2	14.5	18.5
Other CSCA(1)	4.8	3.1	3.6
Total CSCA	2,585.3	2,693.7	2,962.3
CSCI
Skin Care	407.7	410.0	372.5
Upper Respiratory	288.2	282.1	299.1
Pain and Sleep-Aids	235.4	222.2	222.9
Healthy Lifestyle	231.5	225.8	225.7
VMS	161.2	173.5	185.5
Women's Health	143.5	132.8	119.7
Oral Care	97.5	99.4	101.5
Digestive Health	40.3	36.5	41.0
Other CSCI(1)	62.4	97.3	125.4
Total CSCI	1,667.7	1,679.6	1,693.3
Total net sales	$4,253.1	$4,373.4	$4,655.6
(1)    Consisted primarily of our Rare Diseases Business in CSCI and other miscellaneous or otherwise uncategorized product lines in CSCA and CSCI, none of which is greater than 10% of the segment net sales.

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $270.9 million, $306.2 million,

Perrigo Company plc - Item 8
Note 2

and $337.3 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	December 31, 2025	December 31, 2024
Short-term contract assets	Prepaid expenses and other current assets	$37.3	$43.9

NOTE 3 - DIVESTITURES

Divestitures During the Year Ended December 31, 2025

Richard Bittner Business

On April 11, 2025, we completed the sale of the Richard Bittner Business AG, an Austrian contract manufacturing entity (the "Richard Bittner Business") to HBI Health & Beauty Innovations Limited for total consideration of $14.4 million, net of cash delivered. The sale resulted in a pre-tax loss of $1.6 million, net of professional fees, recorded in Other (income) expense, net on the Consolidated Statements of Operations within our CSCI segment.

The assets associated with this business were reported within our CSCI segment. We determined the carrying value of the net assets held for sale of this business exceeded their fair value less costs to sell, resulting in a total impairment charge of $3.1 million during the twelve months ended December 31, 2025, inclusive of a goodwill impairment charge of $1.2 million.

Divestitures During the Year Ended December 31, 2024

Rare Diseases Business

On July 10, 2024, we completed the sale of our HRA Pharma Rare Diseases Business (the "Rare Diseases Business") to Esteve Healthcare S.L. ("ESTEVE") for total consideration of $244.5 million, inclusive of net cash received, an estimated working capital adjustment, and contingent consideration with a fair value of $34.5 million. The sale resulted in a pre-tax gain of $5.8 million, net of professional fees, recorded in Other (income) expense, net on the Consolidated Statements of Operations within our CSCI segment.

At June 29, 2024, we determined the carrying value of the net assets held for sale of this business exceeded their fair value less costs to sell, resulting in a total impairment charge of $34.1 million, inclusive of a goodwill impairment charge of $22.1 million (refer to Note 10 and Note 11).

Branded Products

During the year ended December 31, 2024, we sold seven branded products in four separate transactions for total cash consideration of $37.9 million, which resulted in a pre-tax gain of $28.1 million recorded in Other operating (income) expense, net on the Consolidated Statements of Operations within our CSCI segment.

Hospital & Specialty Business

On November 1, 2024, we completed the sale of Orion Laboratories Hospital & Specialty Business (the "Hospital & Specialty Business") to General Pharma BidCo Pty Ltd, being an Australian incorporated entity which is ultimately owned by funds managed by Genesis Capital ("Genesis Capital") for total consideration of $13.3 million, which resulted in a pre-tax gain of $0.6 million, net of professional fees, recorded in Other (income) expense, net on the Consolidated Statements of Operations within our CSCI segment.

At September 28, 2024, we determined the carrying value of the net assets held for sale of this business exceeded their fair value less costs to sell, resulting in a total impairment charge of $16.2 million, inclusive of a goodwill impairment charge of $5.4 million (refer to Note 10 and Note 11).

Perrigo Company plc - Item 8
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

As of December 31, 2025, the Dermacosmetics Business was classified as held for sale as the reporting criteria were met. The assets and liabilities associated with this business were reported within our CSCI segment.

As of the held for sale date and as of December 31, 2025, the estimated fair value less costs to sell of the Dermacosmetics Business exceeded its carrying value. As such, no impairment charge was recorded during the year ended December 31, 2025. The assets and liabilities held for sale related to the Dermacosmetics Business were reported within Current assets held for sale and Current liabilities held for sale on the Consolidated Balance Sheets. The assets and liabilities of the Dermacosmetics Business reported as held for sale as of December 31, 2025 totaled $272.6 million and $26.8 million, respectively.

The following table presents the assets and liabilities held for sale (in millions):

Year Ended
December 31, 2025
Cash and cash equivalents	$2.3
Accounts receivable, net	23.6
Inventories	29.0
Goodwill and indefinite-lived intangible assets	108.6
Definite-lived intangible assets, net	98.5
Other assets held for sale	10.6
Total Assets Held for Sale	$272.6

Accounts payable	$6.5
Other accrued liabilities	7.0
Income tax liabilities	7.4
Other liabilities held for sale	5.9
Total Liabilities Held for Sale	$26.8

There were no assets or liabilities held for sale as of December 31, 2024.

NOTE 5 - DISCONTINUED OPERATIONS

Our discontinued operations primarily consist of our former Rx segment, which held our prescription pharmaceuticals business in the U.S. and our pharmaceuticals and diagnostic businesses in Israel (collectively, the “Rx business”).

On July 6, 2021, we completed the sale of the Rx business to Altaris Capital Partners, LLC ("Altaris") for aggregate consideration of $1.55 billion. The consideration included a $53.3 million reimbursement related to Abbreviated New Drug Application ("ANDAs") for a generic topical lotion which Altaris delivered in cash to Perrigo pursuant to the terms of the definitive agreement during the first quarter of 2022.

Perrigo Company plc - Item 8
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

In connection with the sale of the Rx business, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 20 - Contingencies under the header "Price-Fixing Lawsuits") and opioid matters and the Company’s Albuterol recall, subject to, in each case, Altaris Capital Partners, LLC ("Altaris") obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on Altaris' obligation of $50.0 million. As of December 31, 2025, the loss accrual for litigation contingencies reflected on the Consolidated Balance Sheet in Other accrued liabilities included $33.5 million related to price-fixing lawsuits. A recovery receivable was recorded for fifty percent of this liability as of December 31, 2025.

Current and prior period reported net loss from discontinued operations primarily relates to legal fees, partially offset by an income tax benefit.

Loss from discontinued operations, net of tax was as follows (in millions):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Administration	$24.7	$13.0	$10.4
Loss from discontinued operations before tax	$(24.7)	$(13.0)	$(10.4)
Income tax benefit	$(1.6)	$(1.9)	$(2.1)
Loss from discontinued operations, net of tax	$(23.1)	$(11.1)	$(8.3)
Cash flows from discontinued operations for the years ended December 31, 2025, 2024 and 2023 were not significant.

NOTE 6 - INVENTORIES

Major components of inventory were as follows (in millions):

	Year Ended
	December 31, 2025	December 31, 2024
Finished goods	$685.6	$627.1
Work in process	259.4	233.3
Raw materials	204.0	221.4
Total inventories	$1,149.0	$1,081.8

NOTE 7 - INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

		Year Ended
Measurement Category	Balance Sheet Location	December 31, 2025	December 31, 2024
Fair value method(1)	Other non-current assets	$0.9	$0.8
Equity method	Other non-current assets	$23.4	$57.3
(1) Measured at fair value using the Net Asset Value practical expedient.

Perrigo Company plc - Item 8
Note 7

The following table summarizes the (income) expense recognized in earnings of our equity securities (in millions):

		Year Ended
Measurement Category	Income Statement Location	December 31, 2025	December 31, 2024	December 31, 2023
Fair value method	Other operating (income) expense, net	$(0.1)	$0.2	$0.4
Equity method	Impairment charges	$33.6	$—	$—
Equity method	Other operating (income) expense, net	$0.3	$1.5	$1.5

During the three months ending December 31, 2025, we concluded the existence of an other-than-temporary impairment of our equity method investment in Kazmira LLC. The impairment was driven by recurring operating losses, regulatory uncertainty surrounding cannabinoid-based products, and limited progress on strategic initiatives, which significantly reduced the investee’s near-term prospects. We recorded a $33.6 million impairment charge in Other (income) expense, net on the Consolidated Statements of Operations.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

We held the following property, plant and equipment, net (in millions):

	Useful life range	December 31, 2025	December 31, 2024
Land	—	$53.3	$54.9
Buildings	10 to 45 years	639.4	624.3
Machinery and equipment	3 to 10 years	1,465.5	1,380.2
Property, plant and equipment, gross		2,158.2	2,059.4
Less accumulated depreciation		(1,259.5)	(1,141.6)
Property, plant and equipment, net		$898.7	$917.8

Depreciation expense includes amortization of assets recorded under finance leases and totaled $114.8 million, $97.4 million, and $93.7 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

NOTE 9 - LEASES

We lease certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through the year ended December 31, 2040. Certain leases contain provisions for renewal and purchase options and require us to pay various related expenses. Rent expense under all leases was $51.0 million, $51.3 million, and $51.4 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	December 31, 2025	December 31, 2024
Operating	Operating lease assets	$167.8	$175.2
Finance	Other non-current assets	11.5	11.7
Total		$179.3	$186.9

Liabilities	Balance Sheet Location	December 31, 2025	December 31, 2024
Current
Operating	Other accrued liabilities	$25.7	$27.8
Finance	Current indebtedness	1.8	1.5
Non-Current
Operating	Other non-current liabilities	151.5	153.8
Finance	Long-term debt, less current portion	11.5	12.0
Total		$190.5	$195.1

Perrigo Company plc - Item 8
Note 9

The below tables show our lease assets and liabilities by reporting segment (in millions):

	Assets
	Operating		Financing
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
CSCA	$92.2	$90.5	$11.0	$11.5
CSCI	29.9	31.0	0.1	—
Unallocated	45.7	53.7	0.4	0.2
Total	$167.8	$175.2	$11.5	$11.7

	Liabilities
	Operating		Financing
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
CSCA	$97.9	$94.1	$12.8	$13.1
CSCI	34.4	36.7	0.2	0.2
Unallocated	44.9	50.8	0.3	0.2
Total	$177.2	$181.6	$13.3	$13.5

Expenses related to leases were as follows (in millions):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating leases(1)	$48.7	$49.0	$45.1

Finance leases
Amortization	$2.3	$2.3	$6.3
Interest	0.5	0.5	0.6
Total finance leases	$2.8	$2.8	$6.9
            (1) Includes short-term leases and variable lease costs, which are immaterial.

The annual future maturities of our leases as of December 31, 2025 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2026	$31.5	$2.1	$33.6
2027	30.4	1.8	32.2
2028	24.7	1.8	26.5
2029	20.8	1.7	22.5
2030	15.5	1.6	17.1
After 2030	85.3	5.7	91.0
Total lease payments	208.2	14.7	222.9
Less: Interest	31.0	1.4	32.4
Present value of lease liabilities	$177.2	$13.3	$190.5

Our weighted average lease terms and discount rates are as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	8.99	9.54
Finance leases	7.85	9.01
Weighted-average discount rate
Operating leases	4.00%	3.88%
Finance leases	3.50%	3.44%

Perrigo Company plc - Item 8
Note 9

Our lease cash flow classifications are as follows (in millions):

	Year Ended
	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$37.0	$35.5
Operating cash flows for finance leases	$0.5	$0.5
Financing cash flows for finance leases	$2.3	$2.0

Leased assets obtained (used) in exchange for new finance lease liabilities	$1.4	$0.4
Leased assets obtained (used) in exchange for new operating lease liabilities	$21.5	$29.4

NOTE 10 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	CSCA(1)	CSCI(2)	Total
Balance at December 31, 2023	$2,080.9	$1,448.2	$3,529.1
Impairments	—	(27.5)	(27.5)
Business divestitures	—	(93.1)	(93.1)
Currency translation adjustments	(4.8)	(83.5)	(88.3)
Balance at December 31, 2024	2,076.1	1,244.1	3,320.2
Impairments	(917.1)	(408.2)	(1,325.3)
Business divestitures	—	(5.2)	(5.2)
Transfer to assets held for sale(3)	—	(108.6)	(108.6)
Currency translation adjustments	9.8	159.2	169.0
Balance at December 31, 2025	$1,168.8	$881.3	$2,050.1

(1) We had accumulated goodwill impairments of $923.2 million and $6.1 million as of December 31, 2025 and December 31, 2024, respectively.
(2) We had accumulated goodwill impairments of $1,404.1 million and $995.9 million as of December 31, 2025 and December 31, 2024, respectively.
(3) Goodwill allocated to our Dermacosmetics branded business was reduced by $8.1 million during the three months ended December 31, 2025.

CSCA and CSCI Reporting Unit Goodwill

During the three months ended December 31, 2025, our CSCA and CSCI reporting units had an indication of potential impairment due to a sustained decrease in share price, lower expected cash flows principally related to infant formula market dynamics and a change in near-term expectations of the broader self-care market for both the Americas and International business. The quantitative impairment test indicated that the carrying amount of our CSCA and CSCI reporting units exceeded their estimated fair value. As such, management recognized a goodwill impairment of $917.1 million for CSCA, resulting in $1,168.8 million of goodwill in this reporting unit after the impairment and recognized a goodwill impairment of $407.1 million for CSCI, resulting in $881.3 million of goodwill in this reporting unit after the impairment as of December 31, 2025.

Richard Bittner Business Goodwill

On March 10, 2025, the Company signed a definitive agreement to sell the Richard Bittner Business to HBI Health & Beauty Innovations Limited. As a result, we determined an impairment indicator existed and prepared a quantitative goodwill impairment test. We determined the carrying value of this business exceeded the fair value and recorded an impairment charge of $1.2 million within our CSCI segment during the three months ended March 29, 2025. On April 11, 2025, we completed the sale of the Richard Bittner Business to HBI Health & Beauty Innovations Limited (refer to Note 3).

Rare Diseases Business Goodwill

On April 25, 2024, we announced the receipt of a binding offer from ESTEVE to acquire the Rare Diseases Business within our CSCI segment. As a result, we determined an impairment indicator existed for the disposal

Perrigo Company plc - Item 8
Note 10

group, which was equivalent to the Rare Diseases reporting unit, and prepared a quantitative goodwill impairment test. We determined the carrying value of this disposal group exceeded the fair value and recorded an impairment of $22.1 million within our CSCI segment during the three months ended June 29, 2024. On July 10, 2024, we completed the sale of the Rare Diseases Business to ESTEVE (refer to Note 3 and Note 11).

Orion Laboratories Hospital & Specialty Business Goodwill

On September 14, 2024, we signed a definitive agreement to sell the Hospital & Specialty Business within our CSCI segment to Genesis Capital. As a result, we determined an impairment indicator existed and prepared a quantitative goodwill impairment test. We determined the carrying value of this business exceeded the fair value and recorded an impairment of $5.4 million within our CSCI segment during the year ended December 31, 2024. On November 1, 2024, we completed the sale of the Hospital & Specialty Business to General Pharma BidCo Pty Ltd (refer to Note 3).

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following (in millions):

	Year Ended
	December 31, 2025		December 31, 2024
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$3.5	$—	$3.3	$—
In-process research and development	1.1	—	1.9	—
Total indefinite-lived intangibles	$4.6	$—	$5.2	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$109.5	$70.1	$101.9	$59.5
Developed product technology, formulations, and product rights	351.9	247.9	341.5	227.2
Customer relationships and distribution networks	1,845.5	1,257.2	1,750.6	1,112.3
Trademarks, trade names, and brands	2,446.3	826.5	2,301.5	672.8
Non-compete agreements	2.1	2.1	2.1	2.1
Total definite-lived intangibles	$4,755.3	$2,403.8	$4,497.6	$2,073.9
Total intangible assets	$4,759.9	$2,403.8	$4,502.8	$2,073.9
(1) Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

As a result of entering into a binding agreement to sell the Dermacosmetics Business, during the year ended December 31, 2025, we reclassified $98.5 million net book value of associated intangible assets to Current assets held for sale (refer to Note 4).

As a result of the Company completing the sale of the Hospital & Specialty Business during the year ended December 31, 2024, $0.2 million net book value of associated intangible assets were divested (refer to Note 3).

As a result of the Company completing the sale of the Rare Diseases Business during the year ended December 31, 2024, $162.0 million net book value of associated intangible assets were divested (refer to Note 3).

During the year ended December 31, 2025, we identified an impairment indicator related to our Prevacid® definite-lived intangible asset in our CSCA segment. The indicator related to expected long-term decline in contribution margin. We determined a fair value assessment of the asset was required. The assessment resulted in an asset impairment of $1.5 million (refer to Note 11).

During the year ended December 31, 2024, we identified impairment indicators related to our Prevacid® definite-lived intangible asset in our CSCA segment. The indicators related to a reprioritization of brand support resulting in expected long-term decline in contribution margin. We determined the asset was not recoverable and the concluded fair value resulted in an asset impairment of $38.6 million (refer to Note 11).

Perrigo Company plc - Item 8
Note 10

The remaining weighted-average useful life for our amortizable intangible assets by asset class at December 31, 2025 was as follows:

Amortizable Intangible Asset Category	Remaining Weighted-Average Useful Life (Years)
Distribution and license agreements and supply agreements	9
Developed product technology, formulations, and product rights	12
Customer relationships and distribution networks	12
Trademarks, trade names, and brands	14

We recorded amortization expense of $222.7 million, $228.5 million, and $265.8 million during the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

Our estimated future amortization expense is as follows (in millions):

Year	Amount
2026	$219.7
2027	213.5
2028	206.8
2029	187.9
2030	169.4
Thereafter	1,354.2

NOTE 11 - FAIR VALUE MEASUREMENTS

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

Perrigo Company plc - Item 8
Note 11

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	Year Ended
	December 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Foreign currency forward contracts	—	2.4	—	—	5.5	—
Cross-currency swaps	—	—	—	—	14.2	—
Interest rate swap agreements	—	1.1	—	—	9.3	—
Total assets	$—	$3.5	$—	$—	$29.0	$—

Liabilities:
Foreign currency forward contracts	$—	$14.5	$—	$—	$5.6	$—
Cross-currency swaps	—	265.6	—	—	46.8	—
Interest rate swap agreements	—	32.8	—	—	22.6	—
Total liabilities	$—	$312.9	$—	$—	$75.0	$—

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$2,050.1	$—	$—	$—
Contingent consideration(2)	—	—	—	—	—	34.5
Definite-lived intangible assets	—	—	5.5	—	—	8.2
Equity method investments	—	—	3.5	—	—	—
Total assets	$—	$—	$2,059.1	$—	$—	$42.7
(1) During the three months ended December 31, 2025, we assessed the fair value of our CSCA and CSCI goodwill to be $1,168.8 million and $881.3 million, respectively.
(2) During the year ended December 31, 2024, contingent consideration was recognized as a result of the divestiture of the Rare Diseases Business (refer to Note 3).

There were no transfers within Level 3 fair value measurements during the years ended December 31, 2025 or December 31, 2024 (refer to Note 7 for information on our investment securities and Note 12 for a discussion of derivatives).

Foreign Currency Forward Contracts

We value the foreign currency forward contracts based on notional amounts, contractual rates, and observable market inputs, such as currency exchange rates and credit risk.

Cross-currency Swaps

We value the cross-currency swaps using a method which discounts the expected cash flows resulting from the derivative. We estimate the cash flows using the contractual term of the derivative, including the period to maturity, and we use observable market-based inputs, including interest rate curves, and foreign exchange rate.

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

Perrigo Company plc - Item 8
Note 11

CSCA and CSCI Reporting Units

During the year ended December 31, 2025, we prepared a goodwill impairment test utilizing a combination of discounted cash flow techniques and comparable company market approach for each reporting unit. Our cash flow projections included revenue growth rates and projected margins based on the reporting unit’s growth plans (Level 3 inputs). In our discounted cash flow analysis, we used a long-term growth rate of 2.5% for CSCA and 2.5% for CSCI. We used a discount rate of 11.5% for CSCA and 11.0% for CSCI in the analysis, which correlates with the required investment return and risk that we believe market participants would apply to the projected growth rate. In our comparable company market approach, we considered observable and unobservable market information (Level 2 and 3 inputs, respectively) which resulted in selected current and forward multiples averaging 7.0x of comparable adjusted earnings for CSCA. For CSCI, the current and forward multiples averaged 8.1x of comparable adjusted earnings.

Kazmira LLC

During the three months ended December 31, 2025, we identified potential indicators of impairment of our equity method investment in Kazmira LLC within our CSCA segment. We utilized an income approach, specifically a liquidation value method, to estimate the fair value based on the realizable value of Kazmira’s tangible assets. We concluded the fair value of our investment in Kazmira LLC was $3.5 million and recorded an impairment charge of $33.6 million (refer to Note 7).

Prevacid® Branded Product

During the years ended December 31, 2025 and 2024, we measured the impairment of our Prevacid® branded product, a definite-lived intangible asset. We utilized a discounted cash flow technique to estimate the fair value of the asset. Significant valuation inputs and assumptions relate to our projected future contribution margin, which include our estimated market share at planned investment levels and the expected selling price. We concluded the fair value was $5.5 million and $8.2 million as of December 31, 2025 and 2024, respectively.

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

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	Year Ended
	December 31, 2025		December 31, 2024
	Level 1	Level 2	Level 1	Level 2
Public Bonds
Carrying value (excluding discount)	$2,270.5	$—	$2,221.8	$—
Fair value	$2,149.8	$—	$2,083.9	$—

The fair values of our public bonds for all periods were based on quoted market prices.

The carrying amounts of our other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt, revolving credit agreements and variable rate long-term debt, approximate their fair value.

NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Cross-currency Swaps

In a cross-currency swap, interest payments and principal in one currency are exchanged for principal and interest

Perrigo Company plc - Item 8
Note 12

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

On October 25, 2022, we entered into new fixed-for-fixed cross currency interest rate swaps and designated the instruments as net investment hedges on our investment in European operations. The following are the total notional amounts and terms of the instruments:

•$700.0 million notional amount effective from October 25, 2022 through December 15, 2024;
•$700.0 million notional amount effective from October 25, 2022 through March 15, 2026; and
•$100.0 million notional amount effective from October 25, 2022 through June 15, 2030.

On November 21, 2023, we entered into fixed-for-fixed cross currency interest rate swaps designated as net investment hedges to hedge the EUR currency exposure of our investment in European operations. The following are the total notional amounts and terms of the instruments:

•$300.0 million notional amount outstanding from November 21, 2023 through April 20, 2027.

On May 7, 2024, we cash settled $547.5 million notional of the $700.0 million notional amount effective from October 25, 2022 through December 15, 2024. The settlement resulted in cash outflows of $45.8 million recognized as part of cash flows for investing activities within the Statement of Cash Flows for the year ended December 31, 2024.

On May 7, 2024, we entered into new fixed-for-fixed cross currency interest rate swaps designated as net investment hedges to hedge the EUR currency exposure of our investment in European operations. The following are the total notional amounts and terms of the instruments:

•$547.5 million notional amount outstanding from May 7, 2024 through April 20, 2027.

On August 2, 2024, we restructured the $152.5 million notional amount remaining from $700.0 million notional effective from October 25, 2022 to December 15, 2024 and extended the effective date to April 20, 2027. There was no cash impact associated with the restructuring.

In September 17, 2024, we entered into new fixed-for-fixed cross currency interest rate swaps designated as net investments hedges to hedge the EUR currency exposure of our investment in European operations. The following are the total notional amounts and terms of the instruments:

•$300.0 million notional amount outstanding from September 17, 2024 through September 30, 2028;
•$215.0 million notional amount outstanding from September 17, 2024 through June 15, 2030; and
•$200.0 million notional amount outstanding from September 17, 2024 through September 30, 2032.

On November 26, 2024, we cash settled the following cross currency swaps:

•$300.0 million notional amount effective from November 21, 2023 through April 20, 2027;
•$547.5 million notional amount effective from May 7, 2024 through April 20, 2027;
•$300.0 million notional amount effective from September 17, 2024 through September 30, 2028; and
•$185.5 million notional of the $700 million notional effective from October 25, 2022 through March 15, 2026.

Collectively, the transactions were settled for a net payment of $2.4 million as part of cash flows for investing activities within the Statement of Cash Flows for the year ended December 31, 2024.

Perrigo Company plc - Item 8
Note 12

On November 26, 2024, we restructured the following cross currency swaps to extend the effective date:

•$200.0 million notional amount originally effective from September 17, 2024 through September 30, 2032 now extended to March 30, 2033;
•$215.0 million notional amount originally effective from September 17, 2024 through June 15, 2030 now extended to December 15, 2030; and
•$100.0 million notional amount originally outstanding from October 25, 2022 through June 15, 2030 now extended to December 15, 2030.

In November 2024, we entered into new fixed-for-fixed cross currency interest rate swaps designated as net investments hedges to hedge the EUR currency exposure of our investment in European operations. The following are the terms and notional amounts outstanding:

•$847.5 million notional amount effective from November 27, 2024 through April 20, 2027; and
•$300.0 million notional amount effective from November 27, 2024 through September 30, 2028.

On November 19, 2025, we entered into a series of transactions to unwind and novate the $515.0 million notional amount remaining from the $700.0 million notional effective from October 25, 2022 through March 15, 2026. The hedges were de-designated on settlement. There was no cash impact associated with the transactions. Subsequently, we entered into new fixed-for-fixed cross currency interest rate swaps designated as net investment hedges to hedge the EUR currency exposure of our investments in European operations. The following are the total notional amounts and terms of the instruments:

•$65.0 million notional amount effective from September 15, 2025 through December 15, 2030;
•$200.0 million notional amount effective from November 20, 2025 through November 20, 2030; and
•$250.0 million notional amount effective from November 24, 2025 through November 20, 2030.

As of December 31, 2025, the activity described above related to the fixed-for-fixed cross currency swaps designated as net investment hedges to manage the exposure to EUR resulted in instruments totaling $2.3 billion notional of which $1.0 billion, $300.0 million, $450.0 million, $380.0 million, and $200.0 million notional amounts are effective through April 2027, September 2028, November 2030, December 2030, and March 2033, respectively.

As designated net investment hedges, gains and losses related to the EUR spot exchange rate are deferred within the Cumulative Translation Adjustment, a component of AOCI, and recognized in the Statement of Operations when the hedged EUR net investment is substantially liquidated. Gains and losses on excluded components (e.g., interest differentials) will be recorded in Interest expense, net on a systematic and rational basis.

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

In April 2022, to economically hedge the interest rate risk of the Senior Secured Credit Facilities (as defined in Note 13), we entered into five variable-to-fixed interest rate swap agreements. Three of the interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the Term Loan B Facility (as defined in Note 13). The interest rate swaps cover an interest period ranging from June 1, 2022, through April 1, 2029, on notional balances that decline from $1.0 billion to $812.5 million over the term. The other two interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the Term Loan A Facility (as defined in Note 13). The interest rate swaps covered an interest period ranging from June 1, 2022, through April 1, 2027, on notional balances that decline from $487.5 million to $387.5 million over the term.

In November 2023, to economically hedge the interest rate risk of the $300 million Term B Loan add-on (as defined in Note 13), we entered into four variable-to-fixed interest rate swap agreements. The interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the Term B Loans. In September 2024, we elected to fully de-designate these four interest rate swap agreements and discontinued hedge accounting as a result of the reduction in our variable rate debt (refer to Note 13), and entered into one additional undesignated

Perrigo Company plc - Item 8
Note 12

fixed-to-variable interest rate swap agreement to offset the de-designated interest rate swap agreements. As a result, the $14.4 million loss reported in AOCI related to the de-designated interest rate swap agreements was reclassified into earnings immediately as the forecasted transaction (i.e. interest payments) will no longer occur. These five interest rate swap agreements are carried at fair value and are not designated as hedging instruments. Changes in fair value of the derivative instruments are recognized in other income (expense), net in the Consolidated Statement of Operations, in the current period, along with offsetting foreign currency gain or loss on the underlying assets or liabilities.

In May 2024, we cash settled the remaining notional of $712.5 million variable-to-fixed interest rate swap agreements at market rates. The termination resulted in cash proceeds of $41.2 million, for which the gain remains deferred in Other Comprehensive Income ("OCI") and will be recognized within Interest expense, net as interest is paid on the Senior Secured Credit Facilities. The proceeds are recognized as cash flows from operating activities within the Statement of Cash Flows for the year ended December 31, 2024.

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

As of December 31, 2025, the undesignated economically offsetting interest rate swaps totaling $600.0 million are effective through April 2029.

As of December 31, 2025, the designated instruments used to hedge the exposure to variable interest on the Senior Secured Credit Facilities totaled $1.2 billion notional amount of which $487.5 million and $712.5 million notional amounts are effective through April 2027 and April 2029, respectively. As a designated cash flow hedge, changes in fair value will be deferred in AOCI and recognized within Interest expense, net when interest is paid on the Senior Secured Credit Facilities.

Other Hedging Instruments

The €350.0 million 2032 Notes (as defined in Note 13) are designated as a net investment hedge on our investment in European operations.

As a designated net investment hedge, gains and losses related to the EUR spot exchange rate will be deferred within the Cumulative Translation Adjustment, a component of AOCI, and recognized in the Consolidated Statement of Operations when the hedged EUR net investment is substantially liquidated.

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

Perrigo Company plc - Item 8
Note 12

Notional amounts of foreign currency forward contracts were as follows (in millions):

	Year Ended
	December 31, 2025	December 31, 2024
European Euro (EUR)	$50.1	$54.9
British Pound (GBP)	148.1	101.3
Swedish Krona (SEK)	48.6	66.5
United States Dollar (USD)	160.6	97.9
Chinese Yuan (CNH)	16.3	31.9
Canadian Dollar (CAD)	21.2	35.5
Danish Krone (DKK)	56.8	57.8
Norwegian Krone (NOK)	4.6	6.8
Hungarian Forint (HUF)	11.0	6.3
Polish Zloty (PLZ)	43.3	26.7
Other(1)	18.1	16.9
Total	$578.7	$502.5
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
Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Consolidated Financial Statements. All amounts exclude income tax effects. The balance sheet location and gross fair value of our derivative instruments were as follows (in millions):

		Year Ended
	Balance Sheet Location	December 31, 2025	December 31, 2024
Designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.3	$2.1
Cross-currency swaps	Other non-current assets	—	14.2
Interest rate swap agreements	Other non-current assets	1.1	9.3
Total designated derivative assets		$1.4	$25.6
Non-designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2.1	$3.4
Total non-designated derivatives		$2.1	$3.4
Designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$1.1	$4.1
Cross-currency swaps	Other non-current liabilities	265.6	46.8
Interest rate swap agreements	Other non-current liabilities	22.0	9.0
Total designated derivative liabilities		$288.7	$59.9
Non-designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$13.4	$1.5
Interest rate swap agreements	Other non-current liabilities	10.8	13.6
Total non-designated derivative liabilities		$24.2	$15.1

Perrigo Company plc - Item 8
Note 12

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Consolidated Statements of Operations were as follows (in millions):

		Year Ended
Non-Designated Derivatives	Income Statement Location	December 31, 2025	December 31, 2024	December 31, 2023
Foreign currency forward contracts	Other (income) expense, net	$(0.1)	$(3.4)	$(4.0)
	Interest expense, net	—	—	(1.5)
		$(0.1)	(3.4)	$(5.5)

Interest rate swap agreements	Interest expense, net	$0.8	$14.5	$—

Perrigo Company plc - Item 8
Note 12

The following tables summarize the effect of derivative instruments designated as hedging instruments in AOCI (in millions):

		Gain or (Loss) Reclassified from AOCI into Earnings
		Related to Amounts Included in Effectiveness Testing		Related to Amounts Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI(1)	Location of Gain or (Loss)	Amount Reclassified(2)	Location of Gain or (Loss)	Amount Reclassified(2)
Year Ended December 31, 2025
Cash flow hedges
Interest rate swap agreements	(16.5)	Interest expense, net	15.6	Interest expense, net	—
Foreign currency forward contracts	2.6	Net sales	0.2	Net sales	(0.3)
		Cost of sales	(0.7)	Cost of sales	—
				Other (income) expense, net	(0.2)
Total Cash flow hedges	$(13.9)		$15.1		$(0.5)

Net investment hedges
Cross-currency swaps	$(212.1)			Interest expense, net	$37.9
Euro Notes Due 2032	$(48.7)
Total Net investment hedges	$(260.8)

Year Ended December 31, 2024
Cash flow hedges
Interest rate swap agreements	44.1	Interest expense, net	31.8	Interest expense, net	—
Foreign currency forward contracts	(2.1)	Net sales	(0.4)	Net sales	0.1
		Cost of sales	0.1	Cost of sales	—
				Other (income) expense, net	(0.2)
Total Cash flow hedges	$42.0		$31.5		$(0.1)

Net investment hedges
Cross-currency swaps	$116.9			Interest expense, net	$28.9
Euro Notes Due 2032	$24.6
Total Net investment hedges	$141.5				$28.9

Year Ended December 31, 2023
Cash flow hedges
Treasury locks	$—	Interest expense, net	$(0.1)	Interest expense, net	$—
Interest rate swap agreements	(31.7)	Interest expense, net	23.5	Interest expense, net	—
Foreign currency forward contracts	(0.5)	Net sales	(0.1)	Net sales	0.6
		Cost of sales	0.3	Cost of sales	0.3
				Other (income) expense, net	(0.3)
Total Cash flow hedges	$(32.2)		$23.6		$0.6

Net investment hedges
Cross-currency swaps	$(75.9)			Interest expense, net	$26.0
(1) Net income of $31.5 million is expected to be reclassified out of AOCI into earnings during 2026.
(2) For additional details about the effect of the amounts reclassified from AOCI refer to Note 17.

Perrigo Company plc - Item 8
Note 12

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Year Ended December 31, 2025
Total amounts of income and expense line items presented on the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$4,253.1	$2,758.6	$162.5	$13.2

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.2	$(0.7)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.3)	$—	$—	$(0.2)
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$15.6	$—

Year Ended December 31, 2024
Total amounts of income and expense line items presented on the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$4,373.4	$2,830.7	$187.8	$(0.9)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.4)	$0.1	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.1	$—	$—	$(0.2)
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$31.8	$—

Year Ended December 31, 2023
Total amounts of income and expense line items presented on the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$4,655.6	$2,975.2	$173.8	$(10.4)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.1)	$0.3	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.6	$0.3	$—	$(0.3)
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$23.5	$—

Net foreign exchange losses totaled $14.3 million, $6.5 million, and $1.0 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

Perrigo Company plc - Item 8
Note 13

NOTE 13 - INDEBTEDNESS

Total borrowings are summarized as follows (in millions):

			Year Ended
			December 31, 2025	December 31, 2024
Term loans
	Term A Loans due April 20, 2027 (1)		$421.9	$446.9
	Term B Loans due April 20, 2029 (1)		972.4	982.2
	Total term loans		$1,394.3	$1,429.1
Notes and bonds
	Coupon	Due
	4.900%	June 15, 2030(2)	750.0	750.0
*	5.375%	September 30, 2032(3)	411.1	362.4
	6.125%	September 30, 2032(3)	715.0	715.0
	5.300%	November 15, 2043	90.5	90.5
	4.900%	December 15, 2044	303.9	303.9
	Total notes and bonds		2,270.5	2,221.8
Other financing			12.9	13.2
Unamortized premium (discount), net			(19.7)	(23.1)
Deferred financing fees			(17.8)	(22.9)
Total borrowings outstanding			3,640.2	3,618.1
	Current indebtedness		(36.6)	(36.4)
Total long-term debt less current portion			$3,603.6	$3,581.7
(1)    Discussed collectively herein as the "Senior Secured Credit Facilities"
(2)    The coupon rate noted above is as of December 31, 2025. This will increase from 4.900% to 5.150% on payments starting after June 15, 2026, following a credit rating downgrade by Moody's Investor Services in the last quarter of 2025. Interest rate adjustments are subject to a 2.0% total cap above the original 3.150% interest rate which would result in an interest rate not to exceed 5.150% based on certain rating events as specified in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. With the 5.150% interest rate, we have reached the maximum interest rate permitted under the Supplemental Indenture No. 3 for the Notes due 2030.
(3)    Discussed collectively herein as the "2032 Notes".
* Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

Revolving Credit Agreements

There were no borrowings outstanding under the $1.0 billion revolving credit agreement (the “Revolver”) as of December 31, 2025 or December 31, 2024.

Term Loans

Term Loan A Facility and Term Loan B Facility

On April 20, 2022, we and our indirect wholly owned subsidiary, Perrigo Investments, LLC, (the "Borrower") entered into the senior secured credit facilities, which consisted of (i) a $1.0 billion five-year revolving credit facility (the “Revolver”), (ii) a $500.0 million five-year Term Loan A facility (the “Term Loan A Facility” and the Term A Loans thereunder, the "Term A Loans"), and (iii) a $1.1 billion seven-year Term Loan B facility (the “Term Loan B Facility” and the Term B Loans thereunder borrowed on April 20, 2022, the "2022 Term B Loans" and, together with the Revolver and Term Loan A Facility, the “Senior Secured Credit Facilities”), pursuant to a Credit Agreement (the "Credit Agreement").

Perrigo Company plc - Item 8
Note 13

On December 15, 2023, we and the Borrower, entered into Amendment No. 1 and Incremental Assumption Agreement (the "Amendment") to the Credit Agreement. The Amendment provided for a fungible add on to the 2022 Term B Loans in an aggregate principal amount of $300.0 million (the "2023 Incremental Term B Loans"). The terms of the 2023 Incremental Term B Loans, including pricing and maturity, are identical to the 2022 Term B Loans. The net proceeds from the 2023 Incremental Term B Loans were used to settle the cash tender offer by Perrigo Finance for $300.0 million in aggregate principal amount of 3.900% Senior Notes due 2024 ("2024 Notes"). The tender offer was settled on December 15, 2023, and Perrigo Finance accepted for purchase $300.0 million of the 2024 Notes and paid approximately $295.1 million in aggregate cash consideration (excluding accrued interest). On December 15, 2024, we and the Borrower entered into Amendment No. 2 to the Credit Agreement, which established a new tranche of loans under the Term B Facility (the "Term B Loans") and which refinanced all of the 2023 Incremental Term B Loans and the 2022 Term B Loans outstanding under the Credit Agreement in the aggregate amount of $984.7 million, which resulted in a repricing to lower the interest rate and increased the discount by $1.5 million. The Term B Loans will mature on April 20, 2029.

In April 2022, in relation to the Senior Secured Credit Facilities, we deferred $32.5 million of financing fees and discount, which will be amortized to interest expense over the term of the facilities. During the year ended December 31, 2024, scheduled principal repayments of $13.0 million and $25.2 million were made on the Term Loan B Facility and Term Loan A Facility, respectively. On September 19, 2024 a principal prepayment of $391.0 million was made on the Term Loan B facility. The funds received as part of the 2032 Notes as discussed below were used for the principal prepayment. As a result of the redemption, we recognized an extinguishment loss of $5.1 million during the third quarter of 2024.

Guarantees and Debt Covenants

The Senior Secured Credit Facilities are guaranteed, along with any hedging or cash management obligations entered into with a lender, by us, certain of our direct and indirect wholly-owned subsidiaries organized in the United States, Ireland, Belgium and England and Wales (subject to certain exceptions) (the "Guarantor Subsidiaries"). Additionally, the Borrower and the Guarantor Subsidiaries provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Guarantor Subsidiaries, the Company and the Borrower provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 4.900% Notes due 2030, the 6.125% USD Notes due 2032, the 5.375% Euro Notes due 2032 and the 4.900% Notes due 2044 issued by Perrigo Finance.

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

We are subject to financial covenants in the Senior Secured Credit Facilities. The agreements contain financial covenants that require the Borrower and its restricted subsidiaries to (a) not exceed a maximum first lien secured net leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter and (b) not fall below a minimum interest coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter, provided that such covenants apply only to the Revolver and the Term Loan A Facility. If we consummate certain qualifying acquisitions during the term of the loan, we can elect to increase the maximum first lien secured net leverage ratio to 3.25 to 1.00 for the quarter in which the acquisition occurs and the three following fiscal quarters thereafter.

We are in compliance with all the covenants under our debt agreements as of December 31, 2025.

Notes and Bonds

2014 Notes due December 15, 2024 & December 15, 2044

On December 2, 2014, Perrigo Finance issued $700.0 million in aggregate principal amount of 3.900% senior notes due 2024 (the “2024 Notes”), and $400.0 million in aggregate principal amount of 4.900% senior notes due 2044 (the “2044 Notes” and, together with the 2024 Notes, the “2014 Notes”) and received net proceeds of $1.1 billion after fees and market discount. Interest on the 2014 Notes is payable semi-annually in arrears in June and December of each year, beginning in June 2015. The 2014 Notes are governed by a base indenture and a first supplemental indenture (collectively, the "2014 Indenture"). There are no restrictions under the 2014 Notes on our

Perrigo Company plc - Item 8
Note 13

ability to obtain funds from our subsidiaries. Perrigo Finance may redeem the 2014 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2014 Indenture. During the year ended December 31, 2017, we repaid $96.1 million of the 4.900% senior notes due 2044. On December 15, 2023 Perrigo Finance accepted for purchase $300.0 million of 2024 Notes and paid approximately $295.2 million in aggregate cash consideration (excluding accrued interest) for a portion of the 2024 Notes. We recorded a total gain of $3.2 million on the extinguishment of debt on the Consolidated Statements of Operations during the year ended December 31, 2023. On December 12, 2024 Perrigo Finance repaid the remaining $400.0 million due of the 2024 Notes.

2016 Notes due March 15, 2026

On March 7, 2016, Perrigo Finance issued $700.0 million in aggregate principal amount of 4.375% senior notes due 2026 (the "2016 Notes") and received net proceeds of $700.0 million after fees and market discount. Interest on the 2016 Notes is payable semi-annually in arrears in March and September of each year, beginning in September 2016. The 2016 Notes are governed by a base indenture and a second supplemental indenture (collectively, the "2016 Indenture"). On October 2, 2024, the 2016 Notes were redeemed in full. As a result of the redemption, we recognized an extinguishment loss of $1.5 million during the fourth quarter of 2024.

2020 Notes due June 15, 2030

On June 19, 2020, Perrigo Finance issued $750.0 million in aggregate principal amount of 3.150% Senior Notes due 2030 the ("2020 Notes") and received net proceeds of $737.1 million after the underwriting discount and offering expenses. Interest on the 2020 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. Due to credit ratings downgrades by S&P Global Ratings and Moody's Investor Services in the third quarter of 2021, the first quarter of 2022, the second quarter of 2023 and the second quarter of 2024 respectively, the interest of the 2020 Notes stepped up from 3.150% to 3.900%, starting after December 15, 2021, from 3.900% to 4.400% starting after June 15, 2022, from 4.400% to 4.650% starting after June 15, 2023, from 4.650% to 4.900% starting after June 15, 2024 and from 4.900% to 5.150% starting after June 15, 2026. Interest rate adjustments for the 3.150% Senior Notes due 2030 are subject to a 2.0% cap above the original 3.150% interest rate, ensuring the interest rate does not exceed 5.150%. The 2020 Notes will mature on June 15, 2030 and are governed by a base indenture and a third supplemental indenture (collectively, the "2020 Indenture"). Perrigo Finance may redeem the 2020 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2020 Indenture.

2024 Notes due September 30, 2032

On September 17, 2024, Perrigo Finance issued $715.0 million in aggregate principal amount of 6.125% Senior Notes due 2032 (the "USD Notes due 2032") and €350.0 million in aggregate principal amount of 5.375% Senior Notes due 2032 (the "Euro Notes due 2032" and together with the USD Notes due 2032, the "2032 Notes"). The 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo and its subsidiaries that provide guarantees under Perrigo's Senior Secured Credit Facilities (as defined above). In relation to the 2032 Notes, we deferred $4.8 million of financing fees, which will be amortized to interest expense over the term of the facilities. Net proceeds from the 2032 Notes were used to prepay a portion of the Term Loan B Facility (as defined above) on September 19, 2024 and the remaining proceeds were used to fund the redemption of $700.0 million of the 4.375% Notes due 2026 on October 2, 2024.

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

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any

Perrigo Company plc - Item 8
Note 13

balances outstanding in the above table under "Other financing". There were no material borrowings outstanding under the overdraft facilities as of December 31, 2025 and December 31, 2024.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 9).

Future Maturities

The annual future maturities of our short-term and long-term debt, including capitalized leases and excluding deferred financing fees, are as follows (in millions):

Payment Due	Amount
2026	$36.6
2027	409.0
2028	12.1
2029	945.1
2030	752.2
Thereafter	1,522.7

NOTE 14 - POST-EMPLOYMENT PLANS

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

We assumed a number of defined contribution plans associated with the Omega Pharma Invest N.V. ("Omega") acquisition and we pay contributions to the pension insurance plans.

Our contributions to all of the plans were as follows (in millions):

Year Ended
December 31, 2025	December 31, 2024	December 31, 2023
$32.0	$32.8	$30.2

Pension and Post-Retirement Healthcare Benefit Plans

We have a number of defined benefit plans for employees based in Europe. These plans are managed externally and the related pension costs and liabilities are assessed at least annually in accordance with the advice of a qualified professional actuary. We used a December 31, 2025 measurement date and all plan assets and liabilities are reported as of that date.

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

Perrigo Company plc - Item 8
Note 14

The change in the projected benefit obligation and plan assets consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Year Ended		Year Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Projected benefit obligation at beginning of period	$140.4	$151.2	$1.2	$1.8
Net acquisitions/(disposals)	—	(0.5)	—	—
Service costs	2.8	3.0	—	—
Interest cost	5.4	5.2	0.1	0.1
Actuarial gain	(17.2)	(2.7)	(0.3)	(0.6)
Curtailment	—	(1.2)	—	—
Contributions paid	0.3	0.2	—	—
Benefits paid	(3.4)	(3.3)	(0.1)	(0.1)
Settlements	(0.2)	(2.2)	—	—
Foreign currency translation	18.3	(9.3)	—	—
Projected benefit obligation at end of period	$146.4	$140.4	$0.9	$1.2

Fair value of plan assets at beginning of period	140.7	150.4	—	—
Actual return on plan assets	(11.1)	1.5	—	—
Benefits paid	(3.4)	(3.3)	(0.1)	(0.1)
Settlements	(0.2)	(2.2)	—	—
Employer contributions	3.6	3.5	0.1	0.1
Contributions paid	0.3	0.2	—	—
Foreign currency translation	18.5	(9.4)	—	—
Fair value of plan assets at end of period	$148.4	$140.7	$—	$—
Funded/(unfunded) status	$2.0	$0.3	$(0.9)	$(1.2)

Presented as:
Other non-current assets	$28.5	$26.5	$—	$—
Other non-current liabilities	$(26.5)	$(26.2)	$(0.9)	$(1.2)

The total accumulated benefit obligation for the defined benefit pension plans was $141.1 million and $135.3 million at December 31, 2025 and December 31, 2024, respectively.

The following information relates to pension plans with an accumulated benefit obligation in excess of plan assets (in millions):

	Year Ended
	December 31, 2025	December 31, 2024
Accumulated benefit obligation	$64.9	$70.7
Fair value of plan assets	$43.3	$49.6

Perrigo Company plc - Item 8
Note 14

The following information relates to pension plans with a projected benefit obligation in excess of plan assets (in millions):

	Year Ended
	December 31, 2025	December 31, 2024
Projected benefit obligation	$69.8	$75.8
Fair value of plan assets	$43.3	$49.6

The following unrecognized actual gain for the other benefits liability was included in OCI, net of tax (in millions):

Year Ended
December 31, 2025	December 31, 2024	December 31, 2023
$0.2	$0.5	$0.2

The unamortized net actuarial loss (gain) in AOCI net of tax for defined benefit pension and other benefits was as follows (in millions):

Year Ended
December 31, 2025	December 31, 2024	December 31, 2023
$3.3	$3.3	$2.4

The estimated amount to be recognized from AOCI into net periodic cost during the next year is $0.4 million.

At December 31, 2025, the total estimated future benefit payments to be paid by the plans for the next five years is approximately $22.4 million for pension benefits and $0.5 million for other benefits as follows (in millions):

Payment Due	Pension Benefits	Other Benefits
2026	$3.3	$0.1
2027	4.1	0.1
2028	4.7	0.1
2029	4.7	0.1
2030	5.6	0.1
Thereafter	37.8	0.4

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2025, including the expected future employee service. We expect to contribute $2.9 million to the defined benefit plans within the next year.

Net periodic pension cost consisted of the following (in millions):

	Pension Benefits			Other Benefits
	Year Ended			Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2025	December 31, 2024	December 31, 2023
Service cost	$2.8	$3.0	$2.9	$—	$—	$—
Interest cost	5.4	5.2	5.2	0.1	0.1	0.1
Expected return on assets	(5.4)	(6.2)	(5.8)	—	—	—
Settlement	—	—	(0.1)	—	—	—
Curtailment	—	(1.1)	(0.3)	—	—	—
Net actuarial gain	(0.3)	(0.4)	(0.5)	(0.1)	(0.4)	(1.2)
Net periodic pension (gain)/loss	$2.5	$0.5	$1.4	$—	$(0.3)	$(1.1)

The components of the net periodic pension cost, other than the service cost component, are included in the line item Other (income) expense, net in the Consolidated Statements of Operations.

Perrigo Company plc - Item 8
Note 14

The weighted-average assumptions used to determine net periodic pension cost and benefit obligation were:

	Pension Benefits			Other Benefits
	Year Ended			Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2025	December 31, 2024	December 31, 2023
Discount rate	3.99%	3.57%	3.61%	5.02%	5.42%	4.92%
Inflation	2.10%	2.10%	2.27%
Expected return on assets	3.25%	3.10%	3.38%
Interest crediting rates	1.38%	1.38%	0.93%

The discount rate is based on market yields at the valuation date and chosen with reference to the yields available on high quality corporate bonds, with regards to the duration of the plan's liabilities.

As of December 31, 2025, the expected weighted-average long-term rate of return on assets of 3.3% was calculated based on the assumptions of the following returns for each asset class:

Equities	5.6%
Bonds	3.7%
Absolute return fund	4.3%
Insurance contracts	3.0%
Other	3.6%

The investment mix of the pension plans' assets is a blended asset allocation, with a diversified portfolio of shares listed and traded on recognized exchanges.

Certain of our plans have target asset allocation ranges. As of December 31, 2025, these ranges were as follows:

Equities	20% - 30%
Bonds	60% - 70%
Absolute return	5% - 10%

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

The following table sets forth the fair value of the pension plan assets (in millions):

	Year Ended
	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equities	$—	$18.4	$—	$18.4	$—	$22.3	$—	$22.3
Bonds	—	57.7	—	57.7	—	49.4	—	49.4
Insurance contracts	—	—	55.9	55.9	—	—	51.1	51.1
Absolute return fund	—	7.1	—	7.1	—	9.2	—	9.2
Other	—	9.3	—	9.3	—	8.7	—	8.7
Total	$—	$92.5	$55.9	$148.4	$—	$89.6	$51.1	$140.7

Perrigo Company plc - Item 8
Note 14

The following table sets forth a summary of the changes in the fair value of the Level 3 pension plan assets, which were measured at fair value on a recurring basis (in millions):

	Year Ended
	December 31, 2025	December 31, 2024
Assets at beginning of year	$51.1	$54.3
Actual return on plan assets	(3.7)	1.3
Purchases, sales and settlements, net	1.9	(0.7)
Foreign exchange	6.6	(3.8)
Assets at end of year	$55.9	$51.1

The fair value of the insurance contracts is an estimate of the amount that would be received in an orderly sale to a market participant at the measurement date. The amount the plan would receive from the contract holder if the contracts were terminated is the primary input and is unobservable. The insurance contracts are therefore classified as Level 3 investments.

Deferred Compensation Plans

We have non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, we own insurance policies that had a cash surrender value of $35.3 million and $36.7 million at December 31, 2025 and December 31, 2024, respectively, that are intended as a long-term funding source for these plans. The assets, which are recorded in Other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability of $31.8 million and $31.8 million at December 31, 2025 and December 31, 2024, respectively, was recorded in Other non-current liabilities.

NOTE 15 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Numerator:
Income (loss) from continuing operations	$(1,402.3)	$(160.7)	$(4.4)
Income (loss) from discontinued operations, net of tax	(23.1)	(11.1)	(8.3)
Net income (loss)	$(1,425.4)	$(171.8)	$(12.7)

Denominator:
Weighted average shares outstanding for basic EPS	138.5	137.4	135.3
Dilutive effect of share-based awards(1)	—	—	—
Weighted average shares outstanding for diluted EPS	138.5	137.4	135.3
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

Perrigo Company plc - Item 8
Note 15

Dividends

We paid dividends as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Dividends paid (in millions)	$159.3	$152.5	$149.7
Dividends paid (per share)	$1.16	$1.10	$1.09

The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements and other factors the Board of Directors may consider relevant.

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not purchase any shares during the years ended December 31, 2025 and December 31, 2024. As of December 31, 2025 the approximate value of shares available for purchase under the 2018 Authorization was $835.8 million.

NOTE 16 - SHARE-BASED COMPENSATION PLANS

All share-based compensation for employees and directors is granted under the 2019 Long-Term Incentive Plan, as amended (the "Plan"), which has been approved by our shareholders. The purpose of the Plan is to attract and retain individuals of exceptional talent and encourage these individuals to acquire a vested interest in our success and prosperity. The awards that may be granted under this program include non-qualified stock options, stock appreciation rights, restricted stock and restricted share units. Restricted shares are generally service-based, requiring a certain length of service before vesting occurs, while restricted share units can be either service-based or performance-based. Performance-based restricted share units also require a certain length of service until vesting, but contain an additional performance feature, which can vary the amount of shares ultimately paid out based on certain performance criteria specified in the Plan or award. Performance share units that are based on relative total shareholder return are subject to a market condition. Awards granted under the Plan vest and may be exercised and/or sold from one year to ten years after the date of grant based on a vesting schedule. As of December 31, 2025, there were 1.7 million shares available to be granted.

Share-based compensation expense was as follows (in millions):

Year Ended
December 31, 2025	December 31, 2024	December 31, 2023
$54.6	$64.8	$68.8

As of December 31, 2025, unrecognized share-based compensation expense was $67.8 million, and the weighted-average period over which the expense is expected to be recognized was approximately 1.4 years. Proceeds from the exercise of stock options are credited to ordinary shares.

Perrigo Company plc - Item 8
Note 16
Stock Options

A summary of activity related to stock options is presented below (options in thousands):

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Term in Years
Options outstanding at December 31, 2023	951	$91.36	3.2
Forfeited or expired	(111)	$132.36
Options outstanding at December 31, 2024	840	$85.94	2.4
Forfeited or expired	(19)	$86.19
Options outstanding at December 31, 2025	821	$85.93	1.5

The aggregate intrinsic value for options exercised and the weighted-average fair value per share at the grant date for options granted was zero for the years ended December 31, 2025, December 31, 2024, and December 31, 2023.

Non-Vested Service-Based Restricted Share Units

A summary of activity related to non-vested service-based restricted share units is presented below (units in thousands):

	Number of Non-vested Service- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested service-based share units outstanding at December 31, 2023	2,241	$36.92	0.9	$72.1
Granted	1,609	$30.97
Vested	(1,110)	$37.00
Forfeited	(137)	$34.77
Non-vested service-based share units outstanding at December 31, 2024	2,603	$33.32	0.9	$66.9
Granted	1,958	$26.24
Vested	(1,329)	$33.71
Forfeited	(157)	$30.75
Non-vested service-based share units outstanding at December 31, 2025	3,075	$28.78	1.0	$42.8

The weighted-average fair value per share at the date of grant for service-based restricted share units granted was as follows:

Year Ended
December 31, 2025	December 31, 2024	December 31, 2023
$26.24	$30.97	$36.44

The total fair value of service-based restricted share units that vested was as follows (in millions):

Year Ended
December 31, 2025	December 31, 2024	December 31, 2023
$44.8	$41.1	$45.9

Perrigo Company plc - Item 8
Note 16
Non-Vested Performance-Based Restricted Share Units

A summary of activity related to non-vested performance-based restricted share units is presented below (units in thousands):

	Number of Non-vested Performance- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested performance-based share units outstanding at December 31, 2023	1,271	$37.65	1.3	$40.9
Granted	795	$30.87
Vested	(377)	$40.79
Forfeited	(48)	$34.77
Non-vested performance-based share units outstanding at December 31, 2024	1,641	$33.99	1.4	$42.2
Granted	547	$26.19
Vested	(552)	$36.39
Forfeited	(57)	$33.76
Non-vested performance-based share units outstanding at December 31, 2025	1,579	$30.19	1.5	$22.0

The weighted-average fair value of performance-based restricted share units can fluctuate depending upon the success or failure of the achievement of performance criteria as set forth in the Plan. The weighted-average fair value per share at the date of grant for performance-based restricted share units granted was as follows:

Year Ended
December 31, 2025	December 31, 2024	December 31, 2023
$26.19	$30.87	$36.44

The total fair value of performance-based restricted share units that vested was as follows (in millions):

Year Ended
December 31, 2025	December 31, 2024	December 31, 2023
$20.1	$15.4	$13.9

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

The assumptions used in estimating the fair value of the RTSR performance share units granted during each year were as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Dividend yield	4.4%	3.5%	3.0%
Volatility, as a percent	33.0%	33.0%	32.0%
Risk-free interest rate	4.0%	4.5%	4.6%
Expected life in years	2.6	2.7	2.8

Perrigo Company plc - Item 8
Note 16
A summary of activity related to non-vested RTSR performance share units is presented below (units in thousands):

	Number of Non-vested RTSR Performance Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years*	Aggregate Intrinsic Value
Non-vested RTSR performance share units outstanding at December 31, 2023	329	$41.33	1.2	$10.6
Granted	19	$31.15
Non-vested RTSR performance share units outstanding at December 31, 2024	348	$38.27	1.1	$8.9
Granted	9	$26.20
Forfeited	(8)	$42.59
Non-vested RTSR performance share units outstanding at December 31, 2025	349	$32.26	1.4	$4.9
* Midpoint used in calculation.

The weighted-average fair value per share at the date of grant for RTSR performance share units granted was as follows:

Year Ended
December 31, 2025	December 31, 2024	December 31, 2023
$26.20	$31.15	$42.09

The were no RTSR performance share units that vested during the years ended December 31, 2025, 2024 or 2023.

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in our AOCI balances, net of tax, were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments, net of tax	Post-Employment Plan Adjustments, net of tax	Total AOCI
Balance at December 31, 2023	$17.1	$(4.0)	$(2.4)	$10.7
OCI before reclassifications	51.3	(192.0)	7.2	(133.5)
Amounts reclassified from AOCI	(31.5)	—	(8.1)	(39.6)
Other comprehensive income (loss)	19.8	(192.0)	(0.9)	(173.1)
Balance at December 31, 2024	36.9	(196.0)	(3.3)	(162.4)
OCI before reclassifications	(23.0)	205.3	—	182.3
Amounts reclassified from AOCI	(15.1)	—	—	(15.1)
Other comprehensive income (loss)	(38.1)	205.3	—	167.2
Balance at December 31, 2025	$(1.2)	$9.3	$(3.3)	$4.8

For additional details about the effect of the amounts reclassified from AOCI refer to Note 12.

Perrigo Company plc - Item 8
Note 17

The tax effects on the net activity related to each component of other comprehensive income (loss), were as follows (in millions):

	Year Ended
Tax (benefit) expense	December 31, 2025	December 31, 2024	December 31, 2023
Fair value of derivative financial instruments	$(1.3)	$3.5	$(7.2)
Foreign currency translation adjustments	(18.9)	29.3	(17.7)
Post-employment plan adjustments	0.8	—	(0.1)
(Benefit) expense for income taxes related to other comprehensive income (loss)	$(19.4)	$32.8	$(25.0)
Except for the tax effects of foreign currency translation adjustments related to our foreign-denominated notes and cross-currency interest rate swaps designated as net investment hedges (see Note 12), income taxes were not provided for foreign currency translation. Generally, the assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows; therefore, resulting translation adjustments are made in the Consolidated Statements of Shareholders' Equity rather than in the Consolidated Statements of Operations.

NOTE 18 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve organizational efficiencies. Restructuring activity includes severance, related consulting fees, asset impairments, contract termination and lease exit costs. The following reflects our restructuring activity (in millions):

	Year Ended
	December 31, 2025
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Nutrition Network Optimization	Operational Enhancement Program	Other Initiatives	Total
Beginning balance	$2.3	$1.6	$27.9	$—	$—	$1.0	$32.8
Additional charges	17.2	(1.5)	35.3	18.3	2.6	—	71.9
Payments	(21.6)	—	(38.2)	—	—	(1.0)	(60.8)
Non-cash adjustments	2.1	(0.1)	(0.7)	—	—	—	1.3
Ending balance	$—	$—	$24.3	$18.3	$2.6	$—	$45.2

	Year Ended
	December 31, 2024
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Other Initiatives	Total
Beginning balance	$0.7	$6.8	$2.9	$1.8	$12.2
Additional charges	14.5	—	95.2	0.4	110.1
Payments	(12.6)	(5.2)	(59.7)	(1.3)	(78.8)
Non-cash adjustments	(0.3)	—	(10.5)	0.1	(10.7)
Ending balance	$2.3	$1.6	$27.9	$1.0	$32.8

	Year Ended
	December 31, 2023
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Other Initiatives	Total
Beginning balance	$2.2	$13.3	$—	$4.3	$19.8
Additional charges	28.0	4.2	7.4	2.6	42.2
Payments	(13.4)	(10.9)	(4.5)	(4.6)	(33.4)
Non-cash adjustments	(16.1)	0.2	—	(0.5)	(16.4)
Ending balance	$0.7	$6.8	$2.9	$1.8	$12.2

Perrigo Company plc - Item 8
Note 18
The charges incurred during the year ended December 31, 2025 were primarily associated with employee separation costs and consulting fees as a result of actions taken on Project Energize and the Nutrition Network Optimization Project. The charges incurred during the year ended December 31, 2024 were primarily associated with actions taken on Project Energize activities associated with employee separation, consulting fees and lease exit costs. The charges incurred during the year ended December 31, 2023 were primarily associated with actions taken on our multi-year supply chain restructuring, including an asset impairment of $16.1 million, Project Energize and HRA integration activities.

Of the amount recorded during the year ended December 31, 2025, $19.6 million was related to our CSCI segment, due primarily to Project Energize, and $34.0 million related to our CSCA segment, due primarily to Project Energize and Nutrition Network Optimization, and $18.3 million was related to our Unallocated segment, due primarily to Project Energize. Of the amount recorded during the year ended December 31, 2024, $53.8 million was related to our CSCI segment, $28.9 million was related to our CSCA segment, and $27.4 million was related to our Unallocated segment. For all segments, amounts were due primarily to Project Energize. Of the amount recorded during the year ended December 31, 2023, $21.4 million was related to our CSCI segment, due primarily to supply chain restructuring and HRA Pharma integration initiatives and $13.0 million was related to our CSCA segment, also due primarily to supply chain restructuring initiatives.

There were no other material restructuring programs in any of the periods presented. All charges are recorded in Restructuring expense on the Consolidated Financial Statements. The remaining $45.2 million liability for employee severance benefits and consulting fees is expected to be mostly paid within the next year, with the exception of the entirety of all charges recorded for the Nutrition Network Optimization, which are recorded as a long term liability on the Consolidated Balance Sheets as they are not currently expected to be paid out until 2027.

NOTE 19 - INCOME TAXES

Pre-tax income (loss) and the (benefit) provision for income taxes from continuing operations are summarized as follows (in millions):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Pre-tax income (loss):
Ireland	$(620.1)	$(224.1)	$72.3
Non-Ireland	(677.8)	143.5	(80.7)
Total pre-tax income (loss)	(1,297.9)	(80.6)	(8.4)

Current provision (benefit) for income taxes:
Ireland	11.2	2.3	2.0
Non-Ireland	133.9	87.4	74.8
Total current	145.1	89.7	76.8
Deferred provision (benefit) for income taxes:
Ireland	(3.3)	—	0.2
Non-Ireland	(37.4)	(9.7)	(80.9)
Total deferred	(40.7)	(9.7)	(80.7)
Total provision for income taxes	$104.4	$80.0	$(3.9)

Perrigo Company plc - Item 8
Note 19

We adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements To Income Tax Disclosures" on a prospective basis beginning with the year ended December 31, 2025. The following table presents the required disclosure pursuant to ASU 2023-09 and reconciles Ireland's federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025.

	Year Ended
	December 31, 2025
	Amount	Percent
Ireland federal statutory tax rate	$(162.2)	12.5%
Foreign tax effects
Belgium
Statutory income tax rate differential	(9.7)	0.7
Change in valuation allowances	(9.8)	0.8
Impairment	31.9	(2.5)
Other	10.5	(0.8)
France
Statutory income tax rate differential	(35.0)	2.7
Non-deductible currency exchange	11.5	(0.9)
Impairment	42.6	(3.3)
Other	2.1	(0.2)
Isle of Man
Statutory income tax rate differential	(13.8)	1.1
Malta
Statutory income tax rate differential	28.0	(2.2)
Change in valuation allowances	8.5	(0.7)
Non-taxable currency exchange	(36.2)	2.8
Deemed interest	(15.4)	1.2
Other	(0.4)	—
United Kingdom
Statutory income tax rate differential	10.6	(0.8)
Other	0.3	—
United States
Statutory income tax rate differential	(43.5)	3.4
Effect of cross-border tax laws	9.7	(0.7)
Changes in tax law or rate	(20.3)	1.6
Change in valuation allowances	72.6	(5.6)
Impairment	19.9	(1.5)
Other	4.1	(0.4)
Other foreign jurisdictions	18.2	(1.3)
Valuation allowances	(9.2)	0.7
Nontaxable or nondeductible items
Disallowed management fees	13.1	(1.0)
Non-deductible currency exchange	44.1	(3.4)
Impairment	124.1	(9.6)
Changes in unrecognized tax benefits	94.9	(7.3)
Other adjustments
Statutory income tax rate differential	(86.9)	6.7
Other adjustments	0.1	—
Effective tax rate	104.4	(8.0)%

Perrigo Company plc - Item 8
Note 19

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles Ireland's federal statutory income tax rate to the actual global effective income tax rate for the years ended December 31, 2024 and December 31, 2023:

	Year Ended
	December 31, 2024	December 31, 2023
Provision at statutory rate	12.5%	12.5%
Foreign rate differential	(17.4)	286.8
State income taxes, net of federal benefit	3.0	3.6
Provision to return	(3.1)	(67.6)
Tax credits	103.4	293.3
Change in tax law	(0.2)	(25.5)
Change in valuation allowance	(101.2)	(383.9)
Change in unrecognized taxes	3.3	654.7
Permanent differences	(102.6)	(723.3)
Taxes on unremitted earnings	(0.6)	4.7
Other	3.6	(8.1)
Effective income tax rate	(99.3)%	47.2%

We adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table as a result of our adoption, which presents cash income taxes paid (net of refunds received) for the year ended December 31, 2025:

Year Ended
December 31, 2025
Ireland	$11.6
Non-Ireland
Belgium	7.7
France	(6.6)
Italy	5.8
Poland	6.0
Sweden	5.3
United Kingdom	13.4
United States	17.8
All other non-Ireland	17.7
Income taxes, net of amounts refunded	$78.7

The amount of cash income taxes we paid during the years ended December 31, 2024, and December 31, 2023 was $153.1 million and $96.8 million, respectively.

Perrigo Company plc - Item 8
Note 19

Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. The components of our net deferred income tax asset (liability) are presented on a total company basis as follows (in millions). Prior period amounts have been reclassified to conform to current year presentation:

	Year Ended
	December 31, 2025	December 31, 2024
Deferred tax assets:
Depreciation and amortization	$35.3	$48.6
Inventory basis differences	26.8	27.2
Accrued liabilities	34.9	24.8
Lease obligations	42.5	44.1
Share-based compensation	15.2	18.0
Federal benefit of unrecognized tax positions	15.7	12.0
Loss and credit carryforwards	450.6	418.7
R&D credit carryforwards	—	23.8
Capitalized R&D costs	33.2	39.1
Interest carryforward	131.3	119.1
Derivative instruments and foreign currency	44.9	—
Other deferred tax assets	12.4	4.7
Total deferred tax assets	842.8	780.1
Valuation allowance on deferred tax assets (1)	(618.5)	(488.6)
Net deferred tax assets	224.3	291.5
Deferred tax liabilities:
Depreciation and amortization	(340.7)	(428.8)
Right of use assets	(41.4)	(43.0)
Unremitted earnings	(3.2)	(3.6)
Derivative instruments and foreign currency	(0.2)	(9.9)
Other deferred tax liabilities	(4.4)	(4.3)
Total deferred tax liabilities	(389.9)	(489.6)
Net deferred tax assets (liabilities)	$(165.6)	$(198.1)
(1) The movement in the valuation allowance balance differs from the amount in the effective tax rate reconciliation due to the write-off of tax attributes that are offset with a valuation allowance, adjustments affecting balance sheet only items, discontinued operations, and other comprehensive income.

The above amounts are classified on the Consolidated Balance Sheets as follows (in millions):

	Year Ended
	December 31, 2025	December 31, 2024
Assets	$3.3	5.1
Liabilities	168.9	203.2
Net deferred income tax liability	$(165.6)	(198.1)

The change in valuation allowance reducing deferred taxes was (in millions). Prior period amounts have been reclassified to conform to the current year presentation:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Balance at beginning of period	$488.6	$440.9	$394.5
Change in continuing operations	(28.1)	76.7	31.8
Change in discontinued operations	4.1	1.0	—
Change in other comprehensive income	132.5	(19.9)	10.1
Change in cumulative translation adjustment	21.4	(10.1)	4.5
Balance at end of period	$618.5	$488.6	$440.9

For the year ended December 31, 2025 we recorded a net increase in valuation allowance of $129.9 million primarily related to the change in realizability of our deferred tax assets in the U.S. For the year ended

Perrigo Company plc - Item 8
Note 19

December 31, 2024 we recorded a net increase in valuation allowances of $56.8 million comprised primarily of valuation allowances recorded on certain interest carryforward deferred tax assets in our U.S. and Netherlands operations. For the year ended December 31, 2023 we recorded a net increase in valuation allowances of $41.9 million comprised primarily of an increase of valuation allowance on certain operating losses being carried forward which are no longer realizable. Valuation allowances are determined based on management's assessment of its deferred tax assets that are more likely than not to be realized.

We have credit carryforwards of $3.9 million which will expire at various times through 2040 and net operating loss carryforwards of $352.6 million which will expire at various times through 2045. The remaining credit carryforwards of $6.7 million, loss carryforwards of $1.7 billion, and interest carryforwards of $553.5 million have no expiration.

The ending deferred tax liability with respect to undistributed earnings of certain foreign subsidiaries is $3.2 million as of December 31, 2025.

As of December 31, 2025, we considered unremitted earnings of certain foreign subsidiaries as indefinitely reinvested. The unrecognized deferred tax liability related to these earnings is estimated at approximately $0.4 million. However, this estimate could change based on the manner in which the outside basis differences associated with these earnings reverse.

We operate in multiple jurisdictions with complex tax policy and regulatory environments and establish reserves for uncertain tax positions in accordance with the accounting guidance governing uncertainty in income taxes. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The following table is presented on a total company basis and summarizes the activity related to the liability recorded for uncertain tax positions, excluding interest and penalties (in millions):

	Year Ended
	December 31, 2025	December 31, 2024
Balance at beginning of period	$239.6	$239.3
Additions:
Positions related to the current year	59.2	4.7
Positions related to prior years	22.2	8.5
Reductions:
Settlements with taxing authorities	(19.6)	(1.1)
Decrease in prior year positions	(1.8)	(11.0)
Cumulative translation adjustment	0.6	(0.8)
Balance at end of period	$300.2	$239.6

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The amounts were not material for the years ended December 31, 2025, December 31, 2024, and December 31, 2023. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $91.6 million, $70.2 million, and $74.9 million as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

If recognized, of the total liability for uncertain tax positions, including interest and penalties, $265.5 million, $183.3 million, and $185.2 million as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively, would impact the effective tax rate in future periods.

Our major income tax jurisdictions are Ireland, the U.S., Belgium, France, and the United Kingdom. We are routinely audited by the tax authorities in our major jurisdictions. We have substantially concluded all Ireland income tax matters through the year ended December 31, 2020 and all U.S. federal income tax matters through the year ended June 28, 2008. All significant matters in our remaining major tax jurisdictions have been concluded for tax years through 2022.

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

Perrigo Company plc - Item 8
Note 19

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

A bench trial was held during the period May 25, 2021 to June 7, 2021 for the refund case in the United States District Court for the Western District of Michigan. The total amount of cumulative deferred charge that we are seeking to receive in this litigation is approximately $113.3 million, which reflects the impact of conceding that Perrigo U.S. should have received a 5.24% royalty on all omeprazole sales. That concession was previously paid and is the subject of the above refund claims. The issues outlined in the statutory notices of deficiency described above are continuing in nature, and the IRS will likely carry forward the adjustments set forth therein as long as the OTC medication is sold, in the case of the omeprazole issue, and for all post-2012 Paragraph IV filings that trigger patent infringement suits, in the case of the ANDA issue. On September 25, 2025, the court issued an opinion in the case that predominantly sided with Perrigo U.S. on both the omeprazole and the ANDA issues. The court ordered the parties to submit computations implementing the opinion and to submit a proposed final judgment by January 23, 2026, as extended. The court, thereafter, issued a final, appealable judgment on January 27, 2026. While we generally agree with the opinion, we are still considering all avenues to appeal the portions of the opinion that sided with the government.

On January 13, 2021, the IRS issued a 30-day letter and Revenue Agent's Report ("RAR") with respect to its audit of our fiscal tax years ended June 29, 2013, June 28, 2014, and June 27, 2015. The 30-day letter proposed, among other modifications, transfer pricing adjustments in connection with the distribution of omeprazole consistent with the IRS position in the prior years in the aggregate amount of $141.6 million and ANDA-related adjustments in the aggregate amount of $21.9 million. We timely filed a protest to the 30-day letter for those additional adjustments but noted that due to the pending refund litigation described above, IRS Appeals would not consider the merits of the omeprazole or ANDA matters. We believe that we should prevail on the merits on both carryforward issues and have reserved for taxes and interest payable on the 5.24% deemed royalty on omeprazole through the tax year ended December 31, 2018. Beginning with the tax year ended December 31, 2019, we began reporting income commensurate with the 5.24% deemed royalty. We have not reserved for the ANDA-related issue described above. While we believe we should prevail on the merits of this case, the outcome remains uncertain. If our litigation position on the omeprazole issue is not ultimately sustained as part of any appeal, the outcome for the 2009–2012 tax years could range from a reduction in the refund amount to denial of any refund. In addition, we expect that the outcome of the refund litigation could effectively bind future tax years. In that event, a final adverse ruling on the omeprazole issue could have a material impact on subsequent periods (i.e., 2013 to date), with additional tax liability in the range of $25.0 million to $128.0 million, not including interest and any applicable penalties.

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

Perrigo Company plc - Item 8
Note 19

purposes. On May 5, 2023, we finalized an agreement resulting in settlement of the May 7, 2020 NOPA. In fiscal year 2023 we adjusted our previously established reserves related to this matter. On March 28, 2024, we received a Notice of Assessment and on April 10, 2024 we made the settlement payment.

On December 2, 2021, the IRS commenced an audit of our federal income tax returns for the tax years ended December 31, 2015, through December 31, 2019, which remains ongoing. On March 12, 2025, the IRS issued a NOPA to reduce Perrigo U.S.'s deductible interest expense for the 2015 through 2018 tax years by $348.2 million, using the same interest rates that we agreed with IRS Appeals for the 2014 and 2015 tax years, and a Closing Agreement has been since executed that resolves this issue with finality. We previously adjusted our reserves using such interest rates and, as a result, we are fully reserved for the adjustment specified in the NOPA.

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

Recent Tax Law Changes

The Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. In particular, the OECD's Pillar Two initiative introduces a global per-country minimum tax of 15%. Pillar Two legislation has been enacted or substantively enacted in many of the jurisdictions in which we operate. We are in compliance with the OECD’s Pillar Two framework. After a comprehensive assessment, we have determined that there is no material impact on our financial results as a result of the implementation of the Pillar Two framework to date.

We believe that our existing global tax strategies will adequately address any necessary adjustments to comply with Pillar Two without significantly affecting our effective tax rate or overall financial position. We will continue to monitor regulatory developments to ensure ongoing compliance, but we do not anticipate any adverse effects on our operations or profitability due to the implementation of the Pillar Two framework.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes significant changes to federal tax law and permanently extends or modifies various provisions from the 2017 Tax Cuts and Jobs Act, including, but not limited to, deductions for federal bonus depreciation, domestic research and development expenditures, and certain changes, some taxpayer-favorable and others not, for determining the limitation on business interest expense. We evaluated the OBBBA provisions enacted and determined they resulted in a tax benefit of $21.7 million for 2025, primarily due to the increased realizability of deferred tax assets associated with interest expense carryforwards following the restoration of depreciation and amortization in the Section 163(j) business interest expense limitation calculation. The remaining provisions of the OBBBA have multiple effective dates, with certain provisions effective in 2025 and others implemented over subsequent years. We are not anticipating the remaining provisions of the OBBBA to have a material effect on our consolidated financial statements.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

At December 31, 2025, we had non-cancelable purchase obligations totaling $275.2 million consisting of contractual commitments to purchase materials and services to support operations. The majority of the obligations are expected to be paid within one year.

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of December 31, 2025, we have not recorded a loss reserve. If certain of these matters are

Perrigo Company plc - Item 8
Note 20
determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.

Price-Fixing Lawsuits Related to the Company's Former Rx Business

Beginning in 2016, the Company, along with other manufacturers, was named as a defendant in lawsuits in the United States and Canada generally alleging anticompetitive conduct with respect to the sale of generic drugs by the Company’s former Rx business. The complaints have been filed by putative classes of direct purchasers, end payors, and indirect resellers, as well as individual direct and indirect purchasers that have opted out of the putative classes, including pharmacies, health insurers, hospitals, self-insured employers, retail customers and certain cities and counties. The complaints allege a conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers for various generic drugs in violation of federal and state antitrust and consumer protection laws. There are 45 complaints naming Perrigo entities as defendants that are currently pending in the MDL court and several other state and federal courts. Five additional complaints naming Perrigo entities as defendants were filed in 2025 by certain pharmacy chains, health insurers and self-insured employers.

While most of the class complaints involve alleged single-drug conspiracies, the three putative classes and many of the opt-out plaintiffs have each filed over-arching conspiracy complaints alleging that Perrigo and other manufacturers (and some individuals) entered into an “overarching conspiracy” that involved allocating customers, rigging bids, and raising, maintaining, and fixing prices for various products. The vast majority of the lawsuits described in this section have been consolidated in the In re Generic Pharmaceuticals Pricing Antitrust Litigation multidistrict litigation ("MDL") MDL No. 2724 (United States District Court for Eastern District of Pennsylvania).

The MDL Court initially designated three sets of cases to proceed as the first phase of "bellwethers," meaning that they will proceed on a more expedited basis than the other cases in the MDL. Those cases are (a) class actions alleging "single drug" conspiracies, one set involving Clobetasol and one set involving Clomipramine; and (b) the third Complaint filed by the State Attorneys General alleging an overarching conspiracy concerning various topical products (described below). Perrigo was initially named as a defendant in the Clobetasol class bellwether cases, but the classes voluntarily dismissed their claims against Perrigo relating to “single drug” conspiracies involving Clobetasol in May 2023. Summary judgment motions in the State bellwether case were initially filed in September 2024, and briefing on those motions is complete. The court certified classes of direct and “end-user” customers of the products at issue on March 7, 2025. The Third Circuit accepted an appeal of the class certification decisions in the class bellwether cases on June 17, 2025. All district court proceedings in those cases are stayed pending resolution of that appeal.

On October 15, 2024, the MDL Court selected the first multi-drug complaint brought by direct action plaintiff Humana, Inc., which names Perrigo as a defendant, to proceed in the second phase of bellwether cases in the MDL. Fact discovery in the Humana bellwether case closed on October 1, 2025. Expert discovery will close on February 27, 2026. Summary judgment briefing will begin on March 6, 2026, and be completed by April 20, 2026. Trial is scheduled to begin on September 15, 2026.

On September 26, 2025, the MDL Court selected three additional multi-drug complaints brought by direct action plaintiffs Kroger Co., Cigna Corp., and CVS Pharmacy, Inc., each of which names Perrigo as a defendant, to proceed in the third phase of bellwether cases in the MDL. The Court in February 2026 issued orders designating portions of the complaints in the Kroger and Cigna cases as bellwethers with the trials in those bellwethers set to start in August 2027 and January 2028 respectively, and setting schedules for the remaining pretrial deadlines in those cases.

State Attorney General Complaint

On June 10, 2020, the Connecticut Attorney General’s office filed a lawsuit on behalf of Connecticut and 50 other states and territories against Perrigo, 35 generic pharmaceutical manufacturers, and certain individuals (including two former Perrigo employees), alleging an overarching conspiracy to allocate customers and/or fix, raise, or stabilize prices of eighty products. This case is included among the “bellwether cases” designated to follow the expedited schedule described above. In April 2024, this case was remanded from the MDL and transferred to the District of Connecticut. The court ordered three rounds of summary judgment briefing. Briefing on all three rounds of summary judgment motions is complete. The district court denied motions for summary judgment concerning the alleged overarching conspiracy and statute of limitations and granted in part and denied in part a motion for

Perrigo Company plc - Item 8
Note 20
summary judgment concerning the damages, civil penalties, and other remedies that the states may seek. Several additional summary judgment motions, including Perrigo’s company-specific summary judgment motion, remain to be decided. No trial date has been set for this case.

Canadian Class Action Complaint

In June 2020, an end payor filed a class action in Federal Court in Canada against Perrigo and 29 manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which were neither made nor sold by Perrigo's former Rx business. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo. In October 2025, the Court held a hearing on the motion to certify the action as a class proceeding, during which the plaintiff informed the court that she is no longer seeking class certification against Perrigo and invited the court to dismiss the action against Perrigo. On February 20, 2026, the Court dismissed the Plaintiff's motion to certify the proceeding as a class action without leave to amend. The Court also dismissed the action with prejudice against the Perrigo defendants, thereby concluding the action against the Perrigo entities.

Securities Litigation

In the United States (cases related to events in 2015-2017)

The securities class action and related opt-out lawsuits described in this section have each been resolved during fiscal years 2024 or 2025, as described further below.

Beginning in May 2016, purported class action complaints and a subsequent amended complaint were filed against the Company and 11 current or former directors and officers, in the U.S. District Court for the District of New Jersey (Roofer's Pension Fund v. Papa, et al.) alleging violations of federal securities laws. The allegations were in connection with, among other things, the actions taken by the Company to defend against the 2015 unsolicited takeover bid by Mylan and disclosures during 2015-2017 related to the integration of the Omega acquisition, reporting of organic growth, alleged price fixing activities, and improper accounting for the Tysabri® royalty stream.

Following a motion to dismiss that was granted in part and denied in part in 2018, the claims that remained in the case related to the integration issue regarding the Omega acquisition, the defense against the Mylan tender offer, and the alleged price fixing activities with respect to generic prescription pharmaceuticals. The three defendants who remained in the case (Perrigo and its former CEO, Joseph Papa, and former CFO, Judy Brown) filed answers in 2018 denying liability.

On November 14, 2019, the Court granted the lead plaintiffs’ motion and certified three classes for the case: (i) all those who purchased shares between April 21, 2015 through May 2, 2017 inclusive on a U.S. exchange and were damaged thereby; (ii) all those who purchased shares between April 21, 2015 through May 2, 2017 inclusive on the Tel Aviv exchange and were damaged thereby; and (iii) all those who owned shares as of November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (whether or not a person tendered shares in response to the Mylan tender offer) (the "tender offer class"). The three defendants later moved for summary judgment and challenged plaintiffs' experts. In 2023, the Court granted summary judgment in part (dismissing one individual defendant entirely, dismissing another in part, and leaving open additional issues with respect to the Company for further development).

On April 5, 2024, the class plaintiffs filed papers seeking Court approval of a settlement between the alleged classes and the defendants for $97.0 million. Perrigo and the remaining individual defendant agreed to the proposed settlement without any concession of liability or wrongdoing. We recorded an additional loss provision of $34.0 million during the first quarter of 2024 as a result of the pending settlement. In May 2024, the Company funded the $97.0 million to an escrow account controlled by class counsel under the Court supervision until final approval and relieved the corresponding liability from Other accrued liabilities on the Consolidated Balance Sheets as of June 29, 2024. The expense was presented within Other operating (income) expense, net on the Consolidated Statements of Operations for the year ended December 31, 2024. On September 5, 2024, the Court granted final approval of the class action settlement and dismissed the case with prejudice with respect to Perrigo, its co-defendant, and all other individuals who previously had been named as defendants.

In addition to the Roofers class action, during the period from November 2017 to February 2021, more than 20 individual cases were filed against us in the New Jersey federal court, and in some cases, Mr. Papa and Ms. Brown. In one instance, in September 2024 the New Jersey federal court held that the plaintiffs in one individual case failed to opt-out and therefore could only recover through the class action. The U.S. Court of Appeals for the Third Circuit affirmed that ruling in August 2025. The plaintiffs in that case did not seek further appellate review, and

Perrigo Company plc - Item 8
Note 20
the time for plaintiffs to seek review by the U.S. Supreme Court expired during the fourth quarter of 2025. All other individual cases in the New Jersey federal court settled during 2024 or 2025 without any concession of liability by any of the defendants. Settlement payments were made during 2024 or 2025 as the settlements were achieved. Each of the remaining individual cases was dismissed with prejudice.

In addition, one individual case was brought under different legal theories in a Massachusetts state court against the Company, Mr. Papa, and Ms. Brown with factual allegations that generally were similar to some of the factual allegations in the Amended Complaint in the Roofer's case described above. This case also settled in early 2025 without any concession of liability by any of the defendants. The settlement payment and dismissal with prejudice occurred during 2025.

We recorded an additional loss provision of $28.9 million during the year ended December 31, 2025 as a result of the individual cases referenced above. The expense is presented within Other operating (income) expense, net on the Consolidated Statements of Operations for the year ended December 31, 2025.

In Israel (cases related to events in 2015-2017)

On June 28, 2017, a plaintiff filed a complaint in Tel Aviv District Court styled Israel Elec. Corp. Employees’ Educ. Fund v. Perrigo Company plc, et al. The lead plaintiff seeks to represent a class of shareholders who purchased Perrigo stock on the Tel Aviv exchange during the period from April 24, 2015 through May 3, 2017 and also a claim for those that owned shares on the final day of the 2015 Mylan tender offer. The complaint names as defendants the Company, Ernst & Young LLP (the Company’s auditor), and 11 current or former directors and officers of Perrigo from the 2015-2017 time period. The complaint alleges violations under Israeli securities laws that are similar to U.S. Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals or, in the alternative, under other Israeli securities laws. In general, the allegations in Israel are similar to the factual allegations in the Roofer's case in the U.S. as described above. The plaintiff in this case agreed to stay this case pending the outcome of the Roofer's case in the U.S. (described above). The Israeli Court approved the stay in 2018 by dismissing the action at that time with potential leave to start a new action at a later time.

The 2024 settlement of the Roofer’s class action in the US (discussed above) included recovery for those who purchased Perrigo shares on the Tel Aviv exchange (during the time period discussed in the complaint) or who those who purchased shares on the Tel Aviv exchange and held the shares on the final day of the Mylan tender offer. Perrigo’s Israeli counsel has confirmed with plaintiff’s Israeli counsel that no attempt will be made by the plaintiff to revive this case, so this matter has also ended.

In the United States (cases related to events in 2023-2025)

On November 17, 2025, a purported securities class action complaint was filed against the Company and our current CEO, Patrick Lockwood-Taylor, CFO, Eduardo Bezerra, and former CEO, Murray Kessler, in the U.S. District Court for the Southern District of New York (Tanner French v. Perrigo Company plc, et al., filed 11/17/2025). The plaintiff, an individual shareholder, purports to represent a class of shareholders for the period from February 27, 2023 through November 4, 2025, inclusive. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on statements made by the Company and the current and former executives related to our infant formula business and the strategic review of the business announced in November 2025.

The Private Securities Litigation Reform Act of 1995 provides a process for the appointment of a lead plaintiff and lead counsel representing that lead plaintiff. On January 16, 2026, Mr. French and three other alleged shareholders filed motions seeking appointment as lead plaintiff and approval of their selection of lead counsel. Mr. French and one other alleged shareholder withdrew their motions, and another alleged shareholder filed a response stating that it did not oppose the motion of the fourth alleged shareholder. On February 13, 2026, the Court appointed the International Brotherhood of Teamsters Local No. 710 Pension Fund as Lead Plaintiff and approved of Cohen Milstein serving as lead counsel for the proposed class. We intend to defend the lawsuit vigorously.

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in a variety of state courts alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to alleged asbestos contamination of the raw material talc. The majority of these cases involve legacy

Perrigo Company plc - Item 8
Note 20
talcum powder products that have not been manufactured by the Company since 1999. As of the date of these financial statements, the Company has been named in approximately 290 individual lawsuits seeking compensatory and punitive damages. Nationwide the number of new cases against manufacturers and retailers of talc-containing products alleging injury related to asbestos-contaminated talc has increased. The Company has several defenses and continues to vigorously defend these lawsuits as well as explore various means of expeditiously resolving these claims before trial. Trials for these lawsuits are currently scheduled throughout 2026 and 2027. There are currently over 41 trials set for these cases. The Company continues to evaluate this docket of cases and vigorously defend itself against such claims while exploring resolution of certain of the claims, including through dismissals and settlement. Some of the Company’s retailer customers are seeking indemnity from the Company for a portion of their defense costs and liability relating to these cases.

Ranitidine

After regulatory bodies announced worldwide that ranitidine may potentially contain N-nitrosodimethylamine ("NDMA"), the Company promptly began testing its externally-sourced ranitidine Active Pharmaceutical Ingredients ("API") and ranitidine-based products. On October 8, 2019, the Company halted shipments of those products based upon preliminary results and on October 23, 2019, the Company made the decision to conduct a voluntary retail market withdrawal.

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

As noted above, the Company has won multiple motions to dismiss in the MDL. The company has also won motions to dismiss at the state-court level, most recently in Illinois where the Circuit Court granted in full the Company's motions to dismiss based on federal preemption. The Company has also been dismissed from additional state court actions in California, Pennsylvania, Illinois, Ohio, New York, New Jersey, North Carolina, and Maryland. Plaintiffs elected not to appeal any of those state-court dismissals, with the exception of Illinois (where the Company prevailed on appeal). In April 2025, the Company reached a settlement in principle in the Illinois state court lawsuits, including in the sole case on appeal. The pending settlement is for an immaterial amount and is expected to be fully funded by insurance.

Other than the MDL and state court matters that have been dismissed at the trial court level, as of the date of these financial statements, the Company was also named in approximately 190 personal injury lawsuits in the state of California. In November 2024, the Company reached a settlement in principle in each of remaining Ranitidine California state court lawsuits. The pending settlement is for an immaterial amount and is expected to be fully funded by insurance.

In March 2025, a New Mexico state court granted in full Perrigo’s Motion to Dismiss a ranitidine action against the Company by the New Mexico Attorney General based on nuisance and negligence theories for lack of personal jurisdiction. The New Mexico Attorney General did not appeal that decision, which ended the case against the Company. With the dismissal of the New Mexico action, there are no active lawsuits against the Company in respect of ranitidine at the trial court level, in state or federal court.

Some of the Company’s retailer customers are seeking indemnity from the Company for a portion of their defense costs and liability relating to these cases.

Perrigo Company plc - Item 8
Note 20
Acetaminophen

In October 2022, the Judicial Panel on Multidistrict Litigation consolidated a number of pending actions filed in various federal courts alleging that prenatal exposure to acetaminophen is purportedly associated with the development of autism spectrum disorder (“ASD”) and attention-deficit/hyperactivity disorder (“ADHD”). The acetaminophen MDL is styled In re: Acetaminophen – ASD/ADHD Products Liability Litigation (MDL No. 3043) and is pending before the U.S. District Court for the Southern District of New York. Plaintiffs in the MDL asserted claims against Johnson & Johnson Consumer, Inc. (“JJCI”) and various retailer chains alleging that plaintiff-mothers took acetaminophen products while pregnant and that plaintiff-children developed ASD and/or ADHD as a result of prenatal exposure to these acetaminophen products. As of the date of these financial statements, the Company has not been named as a defendant in any Complaints filed in the MDL. Certain of the Company’s customers have made requests regarding indemnity from the Company for a portion of their defense costs and potential liability. The Company has agreed to cost-sharing arrangements with certain retailer customers.

On December 18, 2023, the MDL court granted in full defendants' motions to exclude testimony of Plaintiffs' general causation expert witnesses, finding Plaintiffs presented no reliable evidence of scientific causation between prenatal ingestion of acetaminophen and ASD or ADHD in children. Final judgment has been entered as to the majority of pending cases with an appeal proceeding in the Second Circuit. A small minority of cases were exempted from the Court’s dismissal to enable Plaintiffs to present an additional expert to be evaluated through a similar process as the larger majority to determine if they can withstand scientific causation through this new expert. However, on July 10, 2024, the Court granted in full defendants' motion to exclude testimony of Plaintiffs' new general causation expert witness in this subset of carve out cases for similar reasons as the Court's December 2023 Order. Final judgment was entered against the Plaintiffs in those carve out cases, which have now been appealed to the Second Circuit. The appeals before the Second Circuit are fully briefed and argument was held on November 17, 2025. Currently, it is not possible to assess reliably the outcome of these cases or reasonably estimate any potential future financial impact on the Company.

There are state court actions pending in California, Illinois and Florida against the manufacturers of Tylenol, and against certain retailer defendants for the sale of store brand acetaminophen. At this time, Perrigo is not named in any state court action, and no state court case has proceeded to trial.

Phenylephrine

In September 2023, the Federal Drug Administration’s ("FDA") Advisory Committee on Nonprescription Drugs issued an advisory opinion calling into question the efficacy of orally administered phenylephrine ("PE") containing products as a nasal decongestant. While the FDA itself has thus far taken no action in response to the Advisory Committee opinion, several putative class action lawsuits were filed asserting various economic injury claims to consumers. These actions were consolidated into a MDL (In re: Oral Phenylephrine Marketing and Sales Practices Litigation, MDL No. 3089), pending before the U.S. District Court for the Eastern District of New York. The Court permitted Plaintiffs to file a streamlined and consolidated bellwether Complaint for purposes of testing the Plaintiffs’ case and enabling briefing on threshold issues. Defendants filed a consolidated Motion to Dismiss and the Court heard oral argument on that motion in September 2024. On October 2024, the Court dismissed in its entirety Plaintiffs’ Streamlined and Consolidated Bellwether Complaint, finding that all of Plaintiffs’ claims regarding PE were preempted by federal law, and further dismissing Plaintiffs’ RICO claims for lack of standing. Final judgment has been entered and a Notice of Appeal of the Court's dismissal to the Second Circuit was filed. Appellate briefing is fully submitted, and oral argument is set for March 4, 2026.

Individual arbitrations involving similar efficacy allegations have also been threatened or initiated against certain retailers in various arbitral forums and are at a preliminary stage. Some of the Company's retail customers are seeking indemnity and defense costs from the Company relating to these cases.

PLD & Conry Litigation

Perrigo Company plc, L. Perrigo Company, and PBM Nutritionals, LLC (collectively, the “Perrigo Defendants”) are defendants in two pending litigations, P&L Development, LLC v. Gerber Products Company, et al. (the “PLD Action”), and Conry, et al. v. Gerber Products Company, et al. (the “Conry Action” and together with the PLD Action, the “Actions”), both of which are pending in the U.S. District Court for the Eastern District of New York. The PLD Action was brought by P&L Development, LLC (hereinafter, “PLD”), and the Conry Action was brought by a proposed class of Store Brand infant formula purchasers. Gerber Products Company (hereinafter, “Gerber”) is a co-defendant in both Actions. The Actions involve allegations that PLD entered into a memorandum of understanding

Perrigo Company plc - Item 8
Note 20
with Gerber for Gerber to supply PLD with infant formula with which to compete with Perrigo, and that Gerber allegedly repudiated that commitment because of an agreement with the Perrigo Defendants, which unreasonably restrained trade in violation of Section 1 of the Sherman Act. The Actions also involve allegations that the Perrigo Defendants’ acquisition of the Gateway infant formula manufacturing facility from Gerber was anticompetitive. Motions to dismiss some or all claims are pending in both Actions, discovery is ongoing, and no trial date has been set. Initial expert disclosures, including on merits, class, and damages issues, are expected in June 2026. Perrigo intends to continue to vigorously defend itself in both Actions.

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. Except as otherwise discussed for specific matters above, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. At December 31, 2025, the loss accrual for litigation contingencies reflected on the Consolidated Balance Sheets in Other accrued liabilities was $59.0 million, inclusive of the accrual related to Discontinued Operations. The Company also recorded a recovery receivable reflected on the Consolidated Balance Sheets in Prepaid expenses and other current assets of $26.9 million, inclusive of the recovery receivable related to Discontinued Operations, as of December 31, 2025. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates, nor any assurance as to the amount of such final costs that may be covered by insurance. In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

Insurance Coverage Litigation

In May 2021, insurers on multiple policies of D&O insurance filed an action in the High Court in Dublin against the Company and multiple current and former directors and officers of the Company seeking declaratory judgments on certain coverage issues. Those coverage issues include claims that policies for periods beginning in December 2015 (the "2015 Policy") and December 2016 (the "2016 Policy"), respectively, do not have to provide coverage for the securities actions described above pending in the District of New Jersey or in Massachusetts state court concerning the events of 2015-2017. The insurers on the policy period beginning December 2014 (the "2014 Policy") then provided coverage for those matters. However, if the insurers were successful, the total amount of insurance coverage available to defend such lawsuits and to satisfy any judgment or settlement costs thereunder would be limited to one policy period. The insurers’ lawsuit also challenged aspects of coverage for Krueger derivatively on behalf of nominal defendant Perrigo Company plc v. Alford et al., a prior derivative action filed in the District of New Jersey that was dismissed in August 2020. Perrigo responded in the High Court proceedings on November 1, 2021; Perrigo’s defense and counterclaim included its position that the 2015 Policy and 2016 Policy also provide coverage for the underlying securities litigation matters and sought a ruling to that effect. The discovery stage of the case occurred in 2022, and a bench trial was held in mid-November 2023. In January 2024, the High Court delivered its judgment rejecting the insurers' position that Perrigo's insurance coverage is limited to the 2014 Policy. The High Court held additional hearings in April and July 2024 to hear the parties' submissions concerning under which of the 2014, 2015, and 2016 Policies Perrigo is entitled to coverage. The High Court delivered written judgments in January, May and July 2024, finding that coverage is available to Perrigo under each of the 2014 Policy, 2015 Policy and 2016 Policy. On October 18, 2024 the Court issued its final order on its three judgments, and the parties filed cross appeals of those three judgments in November and December 2024. On December 18, 2024, the parties reached a settlement providing for the full and final settlement of the insurance coverage litigation. Prior to the end of 2024, the Company received the insurers' $98 million payment in full satisfaction of the insurers' remaining liability under each of the policies in question, and the parties dismissed their cross appeals previously filed in the High Court litigation. The full amount was recorded as income within Other operating (income) expense, net on the Consolidated Statement of Operations for the year ended December 31, 2024.

Perrigo Company plc - Item 8
Note 21

NOTE 21 - SEGMENT AND GEOGRAPHIC INFORMATION

For all segments, the CODM primarily uses net sales, gross margin and segment operating income in the annual budgeting, forecasting and operating process.

The CODM is also provided, on a quarterly basis, cost of sales as well as components of operating expense such as distribution, research and development, selling, administration, impairment charges, and restructuring expenses to make decisions about allocating capital and personnel to the segments.

Below is a summary of our results by reporting segment (in millions)(1):

	CSCA	CSCI	Unallocated	Total
Year Ended December 31, 2025
Net sales	$2,585.3	$1,667.7	$—	$4,253.1
Cost of sales	1,830.4	928.0	—	2,758.6
Gross profit	754.9	739.7	—	1,494.5
Gross margin	29.2%	44.4%	—%	35.1%
Operating expenses
Distribution	54.0	39.4	—	93.4
Research and development	52.9	42.5	—	95.4
Selling	193.1	332.6	0.8	526.5
Administration	135.4	124.1	176.4	435.9
Impairment charges	952.9	410.2	—	1,363.1
Restructuring	34.0	19.6	18.3	71.9
Other operating (income) expense, net	1.6	0.1	28.8	30.5
Total operating expenses	1,423.9	968.5	224.3	2,616.7

Operating income (loss)	$(669.0)	$(228.8)	$(224.3)	$(1,122.2)
Operating income (loss) %	(25.9)%	(13.7)%	NM	(26.4)%

Interest expense, net				162.5
Other (income) expense, net				13.2
Income (loss) from continuing operations before income taxes				(1,297.9)

	CSCA	CSCI	Unallocated	Total
Year Ended December 31, 2025
Total assets	$3,491.4	$5,043.8	$—	$8,535.2
Property, plant and equipment, net	$724.8	$173.9	$—	$898.7
Capital expenditures	$58.0	$35.4	$—	$93.4
Depreciation/amortization	$153.8	$183.7	$—	$337.5

Perrigo Company plc - Item 8
Note 21

	CSCA	CSCI	Unallocated	Total
Year Ended December 31, 2024
Net sales	$2,693.7	$1,679.6	$—	$4,373.4
Cost of sales	1,914.6	916.1	—	2,830.7
Gross profit	779.1	763.5	—	1,542.7
Gross margin	28.9%	45.5%	—%	35.3%
Operating expenses
Distribution	55.5	42.5	—	98.0
Research and development	60.0	52.2	—	112.2
Selling	202.1	344.5	—	546.6
Administration	124.1	141.1	202.8	468.0
Impairment charges	38.6	50.3	—	88.9
Restructuring	28.9	53.8	27.4	110.1
Other operating (income) expense, net	—	(25.9)	31.9	6.0
Total operating expenses	509.2	658.5	262.1	1,429.8

Operating income (loss)	$269.9	$105.0	$(262.1)	$112.9
Operating income (loss) %	10.0%	6.3%	NM	2.6%

Interest expense, net				187.8
Other (income) expense, net				(0.9)
Loss on extinguishment of debt				6.7
Income (loss) from continuing operations before income taxes				$(80.7)

	CSCA	CSCI	Unallocated	Total
Year Ended December 31, 2024
Total assets	$4,687.6	$4,960.1	$—	$9,647.7
Property, plant and equipment, net	$769.0	$148.8	$—	$917.8
Capital expenditures	$84.5	$33.8	$—	$118.3
Depreciation/amortization	$138.2	$187.7	$—	$325.9

Perrigo Company plc - Item 8
Note 21

	CSCA	CSCI	Unallocated	Total
Year Ended December 31, 2023
Net sales	$2,962.3	$1,693.3	$—	$4,655.6
Cost of sales	2,053.9	921.3	—	2,975.2
Gross profit	908.4	772.0	—	1,680.4
Gross margin	30.7%	45.6%	—%	36.1%
Operating expenses
Distribution	62.3	48.2	—	110.5
Research and development	70.4	52.1	—	122.5
Selling	219.2	422.6	—	641.8
Administration	153.9	173.8	194.6	522.3
Impairment charges	—	90.0	—	90.0
Restructuring	13.0	21.4	7.8	42.2
Other operating (income) expense, net	—	(0.8)	—	(0.8)
Total operating expenses	518.8	807.2	202.5	1,528.5

Operating income (loss)	$389.6	$(35.2)	$(202.5)	$151.9
Operating income (loss) %	13.2%	(2.1)%	NM	3.3%

Interest expense, net				173.8
Other (income) expense, net				(10.4)
Loss on extinguishment of debt				(3.2)
Income (loss) from continuing operations before income taxes				$(8.3)

	CSCA	CSCI	Unallocated	Total
Year Ended December 31, 2023
Total assets	$4,952.9	$5,856.2	$—	$10,809.1
Property, plant and equipment, net	$762.8	$153.6	$—	$916.4
Capital expenditures	$66.4	$35.3	$—	$101.7
Depreciation/amortization	$133.2	$226.3	$—	$359.5
(1) Amounts may not foot due to rounding.

The net book value of property, plant and equipment, net by location was as follows (in millions):

	Year Ended
	December 31, 2025	December 31, 2024
U.S.	$673.9	$720.5
Europe(1)	224.6	197.2
All other countries	0.2	0.1
	$898.7	$917.8
(1) Includes Ireland property, plant and equipment, net of $3.5 million and $1.7 million for the years ended December 31, 2025 and December 31, 2024, respectively.

Sales to Walmart as a percentage of Consolidated Net sales (reported primarily in CSCA) were as follows:

Year Ended
December 31, 2025	December 31, 2024	December 31, 2023
12.9%	11.9%	11.8%

Perrigo Company plc - Item 8
Note 22
NOTE 22 - SUBSEQUENT EVENTS

Change in Reporting Segments

During the first quarter of 2026, we have begun transitioning from a geographic segment reporting structure to a category-based segment view, enabling us to better align our financial disclosures and operational analysis with our product offerings and strategic priorities. The change is being made to stay in alignment with the way our chief operating decision maker intends to make future operating decisions, allocate resources and manage the growth and profitability of the Company. The anticipated change is not expected to have any impact on the Company's historical consolidated financial position, results of operations, or cash flows.

In connection with the January 1, 2026 segment reorganization, the Company will change from two reporting segments to three reporting segments.

Perrigo Company plc - Item 9

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025. Management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position of the Company at December 31, 2025 in conformity with GAAP and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2025.

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

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2025, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

See Part I, Additional Item of this Form 10-K under the heading "Information About our Executive Officers." The Company has adopted an insider trading policy and procedures governing the purchase, sale and other dispositions of its securities by directors, officers and employees of the Company itself. The Company also follows procedures for the repurchase of its securities. We believe this policy and related procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. Our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Other information required by this item is incorporated by reference to the Proxy Statement for the 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement"), which will be filed no later than 120 days after December 31, 2025, under the headings: "Election of Directors"; "Audit Committee"; "Delinquent Section 16(a) Reports"; and "Corporate Governance"; and "Insider Trading, Anti-Hedging and Anti-Pledging Policies".

Perrigo Company plc - Item 11

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the 2026 Proxy Statement, which will be filed no later than 120 days after December 31, 2025, under the headings: "Executive Compensation", "Talent & Compensation Committee Report", "Potential Payments Upon Termination or Change in Control" and "Director Compensation".

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the 2026 Proxy Statement, which will be filed no later than 120 days after December 31, 2025, under the headings: "Ownership of Perrigo Ordinary Shares". Information concerning equity compensation plans is incorporated by reference to the 2026 Proxy Statement, which will be filed no later than 120 days after December 31, 2025, under the heading "Equity Compensation Plan Information".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our 2026 Proxy Statement, which will be filed no later than 120 days after December 31, 2025, under the headings: "Certain Relationships and Related-Party Transactions" and "Corporate Governance".

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the 2026 Proxy Statement, which will be filed no later than 120 days after December 31, 2025, under the heading: "Ratification, in a Non-Binding Advisory Vote, of the Appointment of Ernst & Young LLP as Independent Auditor of the Company and Authorization, in a Binding Vote, of the Board of Directors, Acting Through the Audit Committee, to Fix the Remuneration of the Auditor".

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

Perrigo Company plc - Item 15
Exhibits

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

4.12
Form of Global Note representing the 2026 Notes (included in Supplemental Indenture No. 2, dated as of March 10, 2016, among Perrigo Finance Unlimited Company, the Company and Wells Fargo Bank, National Association, as trustee) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 10, 2016) (File No. 001-36353).

4.13
Sixth Supplemental Indenture dated as of September 17, 2024, among the Issuer, the Company, the Subsidiary Guarantors and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 17, 2024).

4.14
Form of 6.125% Note due 2032 (included in the Sixth Supplemental Indenture filed as Exhibit 4.1) (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 17, 2024).

4.15
Seventh Supplemental Indenture dated as of September 17, 2024, among the Issuer, the Company, the Subsidiary Guarantors and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 17, 2024).

4.16
Form of 5.375% Note due 2032 (included in the Seventh Supplemental Indenture filed as Exhibit 4.3) (incorporated by reference from Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 17, 2024).

4.17	Description of the Company’s Securities (filed herewith).

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

10.2†
Amendment No. 1 and Incremental Assumption Agreement to Credit Agreement, dated December 15, 2023, among Perrigo Investments, LLC, as borrower, Perrigo Company plc, as parent, the other Guarantors party thereto, the 2023 Incremental Term B Lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2023) (File No. 001-36353).

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

10.11*	Perrigo Company plc 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2019) (File No. 001-36353).

10.12*	Amendment No. 1 to Perrigo Company plc 2019 Long Term Incentive Plan (incorporated by reference from Annex A to the Company’s Definitive Proxy Statement filed on March 24, 2022) (File No. 001-36353).

10.13*
Amendment No. 2 to the Perrigo Company plc 2019 Long-Term Incentive Plan, dated August 2, 2023 (incorporated by Reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2023) (File No. 001-36353).

10.14*
Amendment No. 3 to the Perrigo Company plc 2019 Long-Term Incentive Plan, dated November 1, 2023 (incorporated by Reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2023) (File No. 001-36353).

10.15*
Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2021 (incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 28, 2023) (File No. 001-36353).

10.16*
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

10.18*
Perrigo Company Employee Severance Programme - Ireland, as amended and restated effective November 1, 2022 (incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 28, 2023) (File No. 001-36353).

10.19*
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

10.21*
Forms of Nonqualified Stock Option Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.22*
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

10.24*	Form of Perrigo Company plc Director Indemnity Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.25*	Form of Perrigo Company plc Officer Indemnity Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.26*	Form of Perrigo Company Indemnity Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.27*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2019) (File No. 001-36353).

10.28*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc's 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.61 to the Company's Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

Perrigo Company plc - Item 15
Exhibits

10.29*
Forms of Performance-based Restricted Stock Unit Award Agreement under Perrigo Company plc's 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.62 to the Company's Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.30*
Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc's 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.63 to the Company's Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.31*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.32*
Forms of OI Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023) (File No. 001-36353).

10.33*
Forms of rTSR Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023) (File No. 001-36353).

10.34*	Forms of Service-based Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023) (File No. 001-36353).

10.35*
Form of Restricted Stock Unit Award Agreement (Performance Based) under the Perrigo Company plc 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 on Form 8-K filed on June 8, 2023) (File No. 001-36353).

10.36*
Form of Restricted Stock Unit Award Agreement (Service Based) under the Perrigo Company plc 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 on Form 8-K filed on June 8, 2023) (File No. 001-36353).

10.37*
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

10.39*
Employment Agreement, effective as of June 30, 2023, by and between Perrigo Company and Patrick Lockwood-Taylor (incorporated by reference from Exhibit 10.1 on Form 8-K filed on June 8, 2023) (File No. 001-36353).

10.40*
Amendment No. 1 to Employment Agreement by and between the Company and Patrick Lockwood-Taylor, effective as of September 28, 2023 (incorporated by Reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2023) (File No. 001-36353).

10.41*
Amendment No. 2 to Employment Agreement by and between the Company and Patrick Lockwood-Taylor, effective as of February 21, 2024 (incorporated by reference from Exhibit 10.52 to the Company's Annual Report on Form 10-K filed on February 27, 2024).

10.42*
Amendment No. 3 to Employment Agreement by and between the Company and Patrick Lockwood-Taylor, effective as of February 26, 2025 (incorporated by reference from Exhibit 10.1 on Form 8-K filed on February 26, 2025).

10.43†
Amendment No. 2 to Credit Agreement, dated December 13, 2024, among Perrigo Investments, LLC, as borrower, Perrigo Company plc, as parent, the other Guarantors party thereto, the 2024 Refinancing Term B Lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K filed on February 28, 2025).

10.44*
Employment Agreement, effective as of May 20, 2024, by and between Perrigo Pharma International D.A.C and Roberto Khoury (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K filed on February 28, 2025).

10.45*
Amendment No. 1 to Employment Agreement, dated as of June 25, 2025, by and between Perrigo Pharma International D.A.C and Roberto Khoury (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2025).

10.46*
Employment Separation and Severance Letter Agreement, dated as of June 25, 2025, by and between the Company and Catherine Schmelter (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2025).

Perrigo Company plc - Item 15
Exhibits

10.47*
Compromise Waiver Agreement, dated as of June 2, 2025, between Perrigo Corporation DAC and Ronald Janish (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2025).

10.48*
Fixed Term Offer Letter Agreement, dated as of June 2, 2025, by and between the Company and Ronald Janish (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2025).

10.49*
Employment Separation and Benefits Letter Agreement, dated as of September 15, 2025, by and between the Company and Ronald Janish (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2025).

10.50*
Employment Separation and Severance Letter Agreement 2, effective as of November 3, 2025, by and between the Company and Catherine Schmelter (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2025).

19	Insider Trading Policy (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

22	List of Guarantor Subsidiaries (filed herewith).

23	Consent of Ernst & Young LLP (filed herewith).

24	Power of Attorney (see signature page).

31	Rule 13a-14(a) Certifications (filed herewith).

32	Section 1350 Certifications (filed herewith).

97	Perrigo's Clawback Policy (filed herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101.INS).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2025 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dublin, Ireland on February 26, 2026.

PERRIGO COMPANY PLC

By:	/s/ Patrick Lockwood-Taylor
Patrick Lockwood-Taylor
Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose signature appears below hereby appoints Patrick Lockwood-Taylor, Eduardo Bezerra, and Charles Atkinson and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2025 necessary or advisable to enable Perrigo Company plc to comply with the Securities Exchange Act of 1934, or any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 2025 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2026.

Signature	Title

/s/ Patrick Lockwood-Taylor	Chief Executive Officer and President
Patrick Lockwood-Taylor	(Principal Executive Officer)

/s/ Eduardo Bezerra	Chief Financial Officer
Eduardo Bezerra	(Principal Accounting and Financial Officer)

/s/ Orlando D. Ashford	Chairman of the Board
Orlando D. Ashford

/s/ Bradley A. Alford	Director
Bradley A. Alford

/s/ Julia Brown	Director
Julia Brown

/s/ Kevin Egan	Director
Kevin Egan

/s/ Adriana Karaboutis	Director
Adriana Karaboutis

/s/ Jeffrey B. Kindler	Director
Jeffrey B. Kindler

/s/ Albert A. Manzone	Director
Albert A. Manzone

/s/ Donal O'Connor	Director
Donal O'Connor

/s/ Geoffrey M. Parker	Director
Geoffrey M. Parker

/s/ Jonas Samuelson	Director
Jonas Samuelson