Form 10-Q
period 2026-03-28
PERRIGO Co plc
filed 2026-05-06
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 28, 2026

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2026, there were 138,367,770 ordinary shares outstanding.

PERRIGO COMPANY PLC
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our, or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “forecast,” “predict,” “potential” or the negative of those terms or other comparable terminology.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: our ability to complete the proposed divestment of the Dermacosmetics branded business, receipt of works council and regulatory approval regarding the transaction; performance by counterparties to the transaction and the likelihood of satisfying the deferred payment milestones associated with the transaction, supply chain impacts on our business, including those caused or exacerbated by armed conflict, trade and other economic sanctions and/or disease; general economic, credit, and market conditions; increased or new tariffs by the U.S. or foreign governments (and any retaliatory or reciprocal tariffs) and changes in global trade relations; the impact of the war in Ukraine and any escalation thereof, including the effects of economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries related thereto; the outbreak or escalation of conflict in other regions where we do business, including the ongoing conflict and social, political and economic environment in Israel and the broader Middle East; current and future impairment charges, if we determine that the carrying amount of specific assets may not be recoverable from the expected future cash flows of such assets; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressures from customers and consumers; resolution of uncertain tax positions and any litigation relating thereto, ongoing or future government investigations and regulatory initiatives; uncertainty regarding our ability to obtain and maintain our regulatory approvals; potential costs and reputational impact of product recalls or sales halts; potential adverse changes to U.S. and foreign tax, healthcare and other government policy; the effect of epidemic or pandemic disease; the timing, amount and cost of any share repurchases (or the absence thereof) and/or any refinancing of outstanding debt at or prior to maturity; fluctuations in currency exchange rates and interest rates; receipt of potential earnout payments in connection with the sale of the HRA Rare Diseases Business and the risk that potential costs or liabilities incurred or retained in connection with this transaction may exceed our estimates or adversely affect our business or operations; the risk that potential costs or liabilities incurred or retained in connection with the sale of our Rx business may exceed our estimates or adversely affect our business or operations; the consummation and success of other announced and unannounced acquisitions or dispositions, and our ability to realize the desired benefits thereof; and our ability to execute and achieve the desired benefits of announced cost-reduction efforts and other strategic initiatives and investments, including our ability to achieve the expected benefits from our ongoing restructuring programs and strategic review processes described herein. Adverse results with respect to pending litigation could have a material adverse impact on our operating results, cash flows and liquidity, and could ultimately require the use of corporate assets to pay damages, reducing assets that would otherwise be available for other corporate purposes. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2025, in this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
Net sales	$969.2	$1,043.9
Cost of sales	643.7	651.6
Gross profit	325.5	392.3

Operating expenses
Distribution	22.6	22.8
Research and development	24.6	26.7
Selling	129.7	146.2
Administration	115.0	112.2
Impairment charges	330.8	3.1
Restructuring	75.1	29.4
Other operating expense, net	—	5.0
Total operating expenses	697.8	345.4

Operating income (loss)	(372.3)	46.9

Interest expense, net	40.8	39.0
Other (income), net	(6.0)	(0.4)
Loss on extinguishment of debt	1.4	—
Income (loss) from continuing operations before income taxes	(408.5)	8.3
Income tax expense (benefit)	(18.7)	8.2
Income (loss) from continuing operations	(389.8)	0.1
Loss from discontinued operations, net of tax	(8.7)	(6.5)
Net income (loss)	$(398.6)	$(6.4)

Earnings (loss) per share
Basic
Continuing operations	$(2.81)	$0.00
Discontinued operations	(0.06)	(0.05)
Basic earnings (loss) per share	$(2.87)	$(0.05)
Diluted
Continuing operations	$(2.81)	$0.00
Discontinued operations	(0.06)	(0.05)
Diluted earnings (loss) per share	$(2.87)	$(0.05)

Weighted-average shares outstanding
Basic	138.7	137.7
Diluted	138.7	137.7

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
Net income (loss)	$(398.6)	$(6.4)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(15.1)	113.5
Change in fair value of derivative financial instruments, net of tax	7.8	(21.2)
Change in post-retirement and pension liability, net of tax	(0.5)	(0.3)
Other comprehensive income (loss), net of tax	(7.8)	92.0
Comprehensive income (loss)	$(406.4)	$85.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	March 28, 2026	December 31, 2025
Assets
Cash and cash equivalents	$357.2	$531.6
Accounts receivable, net of allowance for credit losses of $4.3 and $6.5, respectively	697.1	612.8
Inventories	1,121.4	1,149.0
Prepaid expenses and other current assets	272.2	231.4
Current assets held for sale	264.6	272.6
Total current assets	2,712.4	2,797.4
Property, plant and equipment, net	877.7	898.7
Operating lease assets	162.3	167.8
Goodwill and indefinite-lived intangible assets	1,706.4	2,054.7
Definite-lived intangible assets, net	2,259.3	2,351.5
Deferred income taxes	4.7	3.3
Other non-current assets	260.5	261.8
Total non-current assets	5,270.9	5,737.8
Total assets	$7,983.3	$8,535.2
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$434.8	$474.5
Payroll and related taxes	153.5	112.2
Accrued customer programs	105.7	111.4
Other accrued liabilities	234.7	230.6
Accrued income taxes	28.6	20.8
Current indebtedness	11.4	36.6
Current liabilities held for sale	28.9	26.8
Total current liabilities	997.6	1,012.9
Non-current liabilities
Long-term debt, less current portion	3,621.1	3,603.6
Deferred income taxes	153.5	168.9
Other non-current liabilities	712.3	814.3
Total non-current liabilities	4,486.9	4,586.8
Total liabilities	5,484.5	5,599.7
Contingencies - Refer to Note 16
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	6,578.1	6,608.2
Accumulated other comprehensive income (loss)	(3.0)	4.8
Retained earnings (accumulated deficit)	(4,076.3)	(3,677.5)
Total shareholders’ equity	2,498.8	2,935.5
Total liabilities and shareholders' equity	$7,983.3	$8,535.2

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	138.1	137.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2024	136.5	$6,733.9	$(162.4)	$(2,252.1)	$4,319.4
Net loss	—	—	—	(6.4)	(6.4)
Other comprehensive income	—	—	92.0	—	92.0
Restricted stock plan	1.2	—	—	—	—
Compensation for restricted stock	—	11.6	—	—	11.6
Cash dividends, $0.29 per share	—	(40.6)	—	—	(40.6)
Shares withheld for payment of employees' withholding tax liability	(0.5)	(12.0)	—	—	(12.0)
Balance at March 29, 2025	137.2	$6,692.9	$(70.4)	$(2,258.5)	$4,364.0

	Ordinary Shares Issued		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2025	137.6	$6,608.2	$4.8	$(3,677.5)	$2,935.5
Net loss	—	—	—	(398.6)	(398.6)
Other comprehensive income	—	—	(7.8)	—	(7.8)
Restricted stock plan	0.8	—	—	—	—
Compensation for restricted stock	—	14.4	—	—	14.4
Cash dividends, $0.29 per share	—	(41.7)	—	—	(41.7)
Shares withheld for payment of employees' withholding tax liability	(0.3)	(2.8)	—	—	(2.8)
Balance at March 28, 2026	138.1	$6,578.1	$(3.0)	$(4,076.3)	$2,498.8

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
Cash Flows From (For) Operating Activities
Net income (loss)	$(398.6)	$(6.4)
Adjustments to derive cash flows:
Depreciation and amortization	83.3	79.9
Restructuring charges	71.4	29.4
Share-based compensation	14.4	11.6
Impairment charges	330.8	3.1
Amortization of debt discount	2.2	2.2
Deferred income taxes	(12.9)	(3.1)
Amortization on hedging instruments	(4.9)	(6.4)
Other non-cash adjustments, net	(3.2)	4.6
Subtotal	82.7	114.9
Increase (decrease) in cash due to:
Inventories	23.6	(62.5)
Accrued income taxes	(13.2)	3.6
Payroll and related taxes	(24.9)	(18.4)
Accounts payable	(35.9)	7.2
Accrued customer programs	(2.5)	6.4
Other accrued liabilities	(7.7)	(56.1)
Accounts receivable	(92.5)	(65.2)
Other long term liabilities	2.7	(0.5)
Prepaid expenses and other current assets	(45.9)	6.1
Subtotal	(196.3)	(179.4)
Net cash for operating activities	(113.6)	(64.5)
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	1.4	1.7
Asset acquisitions, net	—	(1.5)
Additions to property, plant and equipment	(13.8)	(25.5)
Other investing, net	—	(0.4)
Net cash for investing activities	(12.4)	(25.7)
Cash Flows From (For) Financing Activities
Payments on long-term debt	(424.3)	(8.8)
Cash dividends	(39.9)	(40.6)
Borrowings of revolving credit agreements and other financing, net	427.6	—
Payments for debt issuance costs	(5.5)	—
Shares used to settle taxes	(2.8)	(11.9)
Other financing, net	(0.5)	(0.5)
Net cash for financing activities	(45.3)	(61.8)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	10.3
Net decrease in cash and cash equivalents	(174.4)	(141.7)
Cash and cash equivalents of continuing operations, beginning of period	531.6	558.8
Cash and cash equivalents held for sale, beginning of period	2.3	—
Less cash and cash equivalents held for sale, end of period	(2.3)	(7.2)
Cash and cash equivalents of continuing operations, end of period	$357.2	$409.9

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
Note 1

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Information

Perrigo Company plc was incorporated under the laws of Ireland on June 28, 2013 and became the successor registrant of Perrigo Company, a Michigan corporation, on December 18, 2013 in connection with the acquisition of Elan Corporation, plc (“Elan”). Unless the context requires otherwise, the terms Perrigo, the “Company,” “we,” “our,” “us,” and similar pronouns used herein refer to Perrigo Company plc, its subsidiaries, and all predecessors of Perrigo Company plc and its subsidiaries.

Perrigo is a leading pure-play self-care company with more than a century of providing high-quality health and wellness solutions to meet the evolving needs of consumers. As one of the originators of the over-the-counter (“OTC”) self-care market, Perrigo is led by its vision “To Provide The Best Self-Care For Everyone” and its purpose to “Make Lives Better Through Trusted Health and Wellness Solutions, Accessible To All”.

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited Condensed Consolidated Financial Statements have been included and include our accounts and accounts of all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Some amounts in this report may not add due to rounding.

Segment Reporting

Our segments reflect the way in which our chief operating decision maker (“CODM”), who is our Chief Executive Officer (“CEO”), makes operating decisions, allocates resources and manages the growth and profitability of the Company. Financial information related to our business segments and geographic locations can be found in Note 2 and Note 17.

In the first quarter of 2026, we completed the implementation of a new operating model intended to further enhance the execution of our strategy and prior period segment disclosures have been revised to reflect the new segments.

We now report results in the following three reporting segments:

•Self Care is comprised of our Upper Respiratory, Digestive Health, Pain & Sleep and Healthy Lifestyle product categories globally.
•Specialty Care is comprised of our Women's Health and Skin Health product categories globally.
•Infant Formula is comprised of the Infant Formula product category, which includes nutrition products designed to meet the dietary needs of infants.

Our Oral Care product category and Other product category, which includes our Dermacosmetics business, are together disclosed as “All Other.”

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

Perrigo Company plc - Item 1
Note 1

Foreign Currency Translation and Transactions

We translate our non-U.S. dollar-denominated operations’ assets and liabilities into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of Accumulated other comprehensive income (loss) (“AOCI”). Gains or losses from foreign currency transactions are included in Other (income) expense, net.

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

	Three Months Ended
	March 28, 2026	March 29, 2025
Balance at beginning of period	$6.5	$6.0
Receivables written-off	(2.1)	(0.9)
Recoveries collected	—	0.1
Currency translation adjustment	(0.1)	0.2
Balance at end of period	$4.3	$5.4

NOTE 2 - REVENUE RECOGNITION

The following is a summary of our net sales by category (in millions):

	Three Months Ended
	March 28, 2026	March 29, 2025
Self Care
Upper Respiratory	$197.4	$214.7
Digestive Health	96.6	112.9
Healthy Lifestyle	142.7	157.0
Pain & Sleep	106.6	129.7
Total Self Care	$543.3	$614.3

Specialty Care
Skin Health	$151.9	$149.6
Women's Health	55.1	49.5
Total Specialty Care	$207.0	$199.1

Infant Formula	$89.7	$87.8

All Other(1)	$129.2	$142.7
Total net sales	$969.2	$1,043.9
(1) Consists primarily of Oral Care, Dermacosmetics Business and other miscellaneous or otherwise uncategorized product lines, none of which is greater than 10% of the segment net sales.

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	March 28, 2026	December 31, 2025
Short-term contract assets	Prepaid expenses and other current assets	$35.7	$37.3

Perrigo Company plc - Item 1
Note 2
We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended
	March 28, 2026	March 29, 2025
U.S.	$554.4	$609.3
Europe(2)	391.4	412.3
All other countries(3)	23.4	22.3
Total net sales	$969.2	$1,043.9
(1) The net sales by geography are derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $4.1 million for the three months ended March 28, 2026, and $11.0 million for the three months ended March 29, 2025.
(3) Includes net sales generated primarily in Australia and Canada.

NOTE 3 - ASSETS HELD FOR SALE

We classify assets as “held for sale” when, among other factors, management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value and the fair market value, less costs to sell.

On July 13, 2025, we entered into a binding agreement to sell our Dermacosmetics branded business in Northern Europe, the Netherlands and Poland (the “Dermacosmetics Business”) to Kairos Bidco AB (“Kairos”) for total consideration of up to €327 million, consisting of an upfront cash payment of €300 million to be paid by Kairos at closing, subject to customary adjustments, and up to €27 million in potential earn-out payments based on the Dermacosmetics Business achieving certain performance thresholds. Following the closing of KKR’s acquisition of Karo Healthcare AB on August 27, 2025, Kairos has transferred the binding agreement to acquire the Dermacosmetics Business to Karo Healthcare AB.

As of December 31, 2025, the Dermacosmetics Business was classified as held for sale as the reporting criteria were met. The assets and liabilities associated with this business are not included in any of our reporting segments and therefore are reported in All Other.

As of the held for sale date and as of March 28, 2026, the estimated fair value less costs to sell of the Dermacosmetics Business exceeded its carrying value. As such, no impairment charge was recorded during the year ended December 31, 2025 or the three months ended March 28, 2026. The assets and liabilities held for sale related to the Dermacosmetics Business were reported within Current assets held for sale and Current liabilities held for sale on the Condensed Consolidated Balance Sheets. The assets and liabilities of the Dermacosmetics Business reported as held for sale as of March 28, 2026 totaled $264.6 million and $28.9 million, respectively.

On April 30, 2026, the sale of the Dermacosmetics Business was completed for total consideration of up to €332.6 million. The transaction consists of €305.6 million in upfront cash, including €5.6 million in net working capital adjustments, and up to an additional €27.0 million contingent on the achievement of net sales milestones over the next three years. Brands sold in the transaction include ACO, Biodermal, Emolium, and Iwostin.

Perrigo Company plc - Item 1
Note 3
The following table presents the assets and liabilities held for sale (in millions):

	March 28, 2026	December 31, 2025
Cash and cash equivalents	$2.3	$2.3
Accounts receivable, net	22.7	23.6
Inventories	26.3	29.0
Goodwill and indefinite-lived intangible assets	107.3	108.6
Definite-lived intangible assets, net	96.5	98.5
Other assets held for sale	9.5	10.6
Total Assets Held for Sale	$264.6	$272.6

Accounts payable	$3.9	$6.5
Other accrued liabilities	1.5	7.0
Income tax liabilities	6.5	7.4
Other liabilities held for sale	17.1	5.9
Total Liabilities Held for Sale	$28.9	$26.8

NOTE 4 - DISCONTINUED OPERATIONS

Our discontinued operations primarily consist of our former Rx segment, which held our prescription pharmaceuticals business in the U.S. and our pharmaceuticals and diagnostic businesses in Israel (collectively, the “Rx business”).

In connection with the sale of the Rx business, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 16 under the header “Price-Fixing Lawsuits”) and opioid matters and the Company’s Albuterol recall, subject to, in each case, Altaris Capital Partners, LLC (“Altaris”) obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on Altaris' obligation of $50.0 million. As of March 28, 2026, the loss accrual for litigation contingencies reflected on the Condensed Consolidated Balance Sheets in Other accrued liabilities included $43.0 million related to price-fixing lawsuits. A recovery receivable was recorded for fifty percent of this liability as of March 28, 2026 reflected on the Condensed Consolidated Balance Sheets in Prepaid expenses and other current assets.

Current and prior period reported net loss from discontinued operations primarily relates to the provision for litigation contingencies.

NOTE 5 - INVENTORIES

Major components of inventory were as follows (in millions):

	March 28, 2026	December 31, 2025
Finished goods	$701.9	$685.6
Work in process	228.7	259.4
Raw materials	190.8	204.0
Total inventories	$1,121.4	$1,149.0

Perrigo Company plc - Item 1
Note 6

NOTE 6 - INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	March 28, 2026	December 31, 2025
Fair value method(1)	Other non-current assets	$0.9	$0.9
Equity method	Other non-current assets	$23.5	$23.4
(1) Measured using the Net Asset Value practical expedient.

The following table summarizes the (income) loss recognized in earnings of our equity securities (in millions):

		Three Months Ended
Measurement Category	Income Statement Location	March 28, 2026	March 29, 2025
Fair value method	Other operating expense, net	$—	$(0.1)
Equity method	Other operating expense, net	$(0.1)	$0.1

NOTE 7 - LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	March 28, 2026	December 31, 2025
Operating	Operating lease assets	$162.3	$167.8
Finance	Other non-current assets	10.6	11.5
Total		$172.9	$179.3

Liabilities	Balance Sheet Location	March 28, 2026	December 31, 2025
Current
Operating	Other accrued liabilities	$26.1	$25.7
Finance	Current indebtedness	1.6	1.8
Non-Current
Operating	Other non-current liabilities	146.7	151.5
Finance	Long-term debt, less current portion	10.8	11.5
Total		$185.2	$190.5

Expenses related to leases were as follows (in millions):

	Three Months Ended
	March 28, 2026	March 29, 2025
Operating leases(1)	$10.3	$11.8

Finance leases
Amortization	$0.5	$0.5
Interest	0.1	0.1
Total finance leases	$0.6	$0.6
(1) Includes short-term leases and variable lease costs, which are immaterial.

Perrigo Company plc - Item 1
Note 7

The annual future maturities of our leases as of March 28, 2026 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2026	$24.9	$1.5	$26.5
2027	30.6	1.8	32.4
2028	24.8	1.8	26.6
2029	20.8	1.7	22.4
2030	15.7	1.6	17.3
After 2030	85.3	5.8	91.1
Total lease payments	$202.1	$14.2	$216.3
Less: Interest	29.3	1.8	31.1
Present value of lease liabilities	$172.8	$12.4	$185.2

Our weighted average lease terms and discount rates are as follows:

	March 28, 2026	March 29, 2025
Weighted-average remaining lease term (in years)
Operating leases	8.89	9.38
Finance leases	7.78	8.89
Weighted-average discount rate
Operating leases	4.0%	3.9%
Finance leases	3.5%	3.4%

Our lease cash flow classifications are as follows (in millions):

	Three Months Ended
	March 28, 2026	March 29, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$8.4	$9.2
Operating cash flows for finance leases	$0.1	$0.1
Financing cash flows for finance leases	$0.5	$0.5

Leased assets used in exchange for new finance lease liabilities	$(0.4)	$—
Leased assets obtained in exchange for new operating lease liabilities	$2.0	$0.6

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reporting segment, were as follows (in millions):

	December 31, 2025	Impairments	Currency translation adjustments	March 28, 2026
Self Care	$1,113.9	$—	$(9.4)	$1,104.6
Specialty Care	682.8	(77.4)	(8.1)	597.3
Infant Formula	66.3	(66.3)	—	—
All Other	187.2	(187.2)	—	—
Total goodwill	$2,050.1	$(330.8)	$(17.5)	$1,701.8

Perrigo Company plc - Item 1
Note 8

Reporting Unit Goodwill

Women’s Health, Infant Formula, and Oral Care Reporting Units

During the three months ended March 28, 2026, we changed our reporting segments to align with organizational structure changes intended to further enhance the execution of our strategic priorities. As a result of the change, we prepared a quantitative goodwill impairment test under the previous and newly established reporting units. We determined the carrying value of the Women’s Health, Infant Formula, and Oral Care reporting units exceeded their respective fair values. We recorded goodwill impairment charges of $77.4 million, $66.3 million, and $187.2 million in Women’s Health, Infant Formula, and Oral Care reporting units, respectively. This resulted in $107.1 million remaining goodwill in the Women’s Health reporting unit, which is reported within the Specialty Care segment. The goodwill related to Infant Formula and Oral Care reporting units are fully impaired, and the respective goodwill balances for these reporting units have been reduced to zero.

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following(1) (in millions):

	March 28, 2026		December 31, 2025
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$3.5	$—	$3.5	$—
In-process research and development	1.1	—	1.1	—
Total indefinite-lived intangibles	$4.6	$—	$4.6	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$99.6	$62.5	$109.5	$70.1
Developed product technology, formulations, and product rights	346.3	247.5	351.9	247.9
Customer relationships and distribution networks	1,765.8	1,203.4	1,845.5	1,257.2
Trademarks, trade names, and brands	2,362.1	801.3	2,446.3	826.5
Non-compete agreements	—	—	2.1	2.1
Total definite-lived intangibles	$4,573.9	$2,314.6	$4,755.3	$2,403.8
Total intangible assets	$4,578.5	$2,314.6	$4,759.9	$2,403.8
(1) Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

We recorded amortization expense of $54.5 million and $54.8 million for the three months ended March 28, 2026 and March 29, 2025, respectively.

Perrigo Company plc - Item 1
Note 9

NOTE 9 - FAIR VALUE MEASUREMENTS

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	March 28, 2026			December 31, 2025
Measured at fair value on a recurring basis:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$—	$5.6	$—	$—	$2.4	$—
Interest rate swap agreements	—	2.8	—	—	1.1	—
Total assets	$—	$8.4	$—	$—	$3.5	$—

Liabilities:
Foreign currency forward contracts	$—	$4.8	$—	$—	$14.5	$—
Cross-currency swaps	—	211.1	—	—	265.6	—
Interest rate swap agreements	—	23.4	—	—	32.8	—
Total liabilities	$—	$239.3	$—	$—	$312.9	$—

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$107.1	$—	$—	$2,050.1
Definite-lived intangible assets	—	—	—	—	—	5.5
Equity method investments	—	—	—	—	—	3.5
Total assets	$—	$—	$107.1	$—	$—	$2,059.1
(1) During the three months ended March 28, 2026, we assessed the fair value of our Women’s Health, Infant Formula, and Oral care reporting units, resulting in residual goodwill of $107.1 million, $0, and $0, respectively. During the three months ended December 31, 2025, we assessed the fair value of our prior reporting units resulting in residual goodwill of $1,168.8 million and $881.3 million related to Consumer Self Care Americas and Consumer Self Care International, respectively.

There were no transfers within Level 3 fair value measurements during the three months ended March 28, 2026 or the year ended December 31, 2025 (refer to Note 10 for a discussion of derivatives).

Non-recurring Fair Value Measurements

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.

Women’s Health, Infant Formula, and Oral Care Reporting Units

As a result of changes in the operating model, goodwill was reallocated to the Company’s new reporting units based on their estimated relative fair values. Although the aggregate estimated fair value and carrying value of the Company’s reporting units did not change as of the testing date, January 1, 2026, the reallocation of goodwill and fair value on a relative basis resulted in reporting units where the carrying value exceeded their estimated fair value. Goodwill impairments were identified for the Women’s Health, Infant Formula, and Oral Care reporting units.

We performed a quantitative goodwill impairment test utilizing a combination of discounted cash flow techniques and comparable market approach for each reporting unit. Our cash flow projections included revenue growth rates and projected margins based on the reporting unit’s growth plans (Level 3 inputs). Discount rates and long‑term growth rates were developed for each reporting unit to reflect the rates of return and growth assumptions that market participants would apply, considering the relative risk profiles of the respective businesses.

Where appropriate, we also applied valuation multiples derived under the market approach based on a peer group of comparable companies, utilizing both observable and unobservable market data (Level 2 and Level 3 inputs, respectively). The market approach was applied to the Women’s Health and Oral Care reporting units but was not considered appropriate for Infant Formula. The key assumptions used in both the income and market approaches are summarized in the table below.

Perrigo Company plc - Item 1
Note 9

.

Reporting Unit	Discount Rate	Long-Term Growth Rate	GPCM Multiple
Women’s Health	14.0%	2.5%	7.6x
Infant Formula	10.0%	2.5%	n/a*
Oral Care	10.0%	2.5%	8.0x
*The market approach was not considered applicable for the Infant Formula reporting unit.

Consumer Self Care Americas (“CSCA”) and Consumer Self Care International (“CSCI”) Prior Reporting Units

During the year ended December 31, 2025, we prepared a goodwill impairment test utilizing a combination of discounted cash flow techniques and comparable company market approach for each of our prior reporting units. Our cash flow projections included revenue growth rates and projected margins based on the reporting unit’s growth plans (Level 3 inputs). In our discounted cash flow analysis, we used a long-term growth rate of 2.5% for CSCA and 2.5% for CSCI. We used a discount rate of 11.5% for CSCA and 11.0% for CSCI in the analysis, which correlates with the required investment return and risk that we believe market participants would apply to the projected growth rate. In our comparable company market approach, we considered observable and unobservable market information (Level 2 and 3 inputs, respectively) which resulted in selected current and forward multiples averaging 7.0x of comparable adjusted earnings for CSCA. For CSCI, the current and forward multiples averaged 8.1x of comparable adjusted earnings.

Kazmira LLC

During the three months ended December 31, 2025, we identified potential indicators of impairment of our equity method investment in Kazmira LLC. We utilized an income approach, specifically a liquidation value method, to estimate the fair value based on the realizable value of Kazmira’s tangible assets. We concluded the fair value of our investment in Kazmira LLC was $3.5 million as of December 31, 2025 (refer to Note 6).

Prevacid® Branded Product

During the year ended December 31, 2025, we measured the impairment of our Prevacid® branded product, a definite-lived intangible asset. We utilized a discounted cash flow technique to estimate the fair value of the asset. Significant valuation inputs and assumptions relate to our projected future contribution margin, which include our estimated market share at planned investment levels and the expected selling price. We concluded the fair value was $5.5 million as of December 31, 2025.

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	March 28, 2026	December 31, 2025
Public Bonds	Level 1	Level 1
Carrying value (excluding discount)	$2,262.2	$2,270.5
Fair value	$1,962.3	$2,149.8

The fair values of our public bonds for all periods were based on quoted market prices.

The carrying amounts of our other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt, revolving credit agreements, and variable rate long-term debt, approximate their fair value.

NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Swaps

We have $1.2 billion notional amount of variable-to-fixed interest rate swaps used to economically hedge interest rate risk on a substantial portion of our Senior Secured Credit Facilities (as defined in Note 11). The interest rate

Perrigo Company plc - Item 1
Note 10

swaps were designated as cash flow hedges to fix the variable interest rate. As a designated cash flow hedge, changes in fair value will be deferred in AOCI and recognized within Interest expense, net when interest is paid on the Senior Secured Credit Facilities.

As of March 28, 2026, the designated instruments used to hedge the exposure to variable interest on the Senior Secured Credit Facilities totaled $1.2 billion notional amount of which $487.5 million and $712.5 million notional amounts are effective through April 2027 and April 2029, respectively.

As of March 28, 2026, the undesignated economically offsetting interest rate swaps totaling $600.0 million are effective through April 2029.

Cross-currency Swaps

We have $2.3 billion notional amount fixed-for-fixed cross-currency interest rate swaps designated as net investment hedges to hedge the European Euro (“EUR”) currency exposure of our investment in European operations. As designated net investment hedges, gains and losses related to the EUR spot exchange rate will be deferred within the Cumulative Translation Adjustment, a component of AOCI, and recognized in the Condensed Consolidated Statements of Operations when the hedged EUR net investment is substantially liquidated. Gains and losses on excluded components (e.g., interest differentials) will be recorded in Interest expense, net on a systematic and rational basis.

As of March 28, 2026, of the total $2.3 billion notional amount, $1.0 billion, $300.0 million, $450.0 million, $380.0 million, and $200.0 million notional amounts are effective through April 2027, September 2028, November 2030, December 2030, and March 2033, respectively.

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

Perrigo Company plc - Item 1
Note 10

Foreign Currency Forwards

Notional amounts of foreign currency forward contracts were as follows (in millions):

	March 28, 2026	December 31, 2025
British Pound (GBP)	$163.2	$148.1
European Euro (EUR)	155.5	50.1
United States Dollar (USD)	114.6	160.6
Danish Krone (DKK)	46.0	56.8
Swedish Krona (SEK)	36.6	48.6
Polish Zloty (PLZ)	32.3	43.3
Canadian Dollar (CAD)	22.4	21.2
Hungarian Forint (HUF)	15.4	11.0
Chinese Yuan (CNH)	14.2	16.3
Norwegian Krone (NOK)	5.3	4.6
Other(1)	29.7	18.1
Total	$635.3	$578.7
(1) Number consists of notional amounts of various currencies, none of which individually exceed $10.0 million in either year presented.

The maximum term of our forward currency exchange contracts is 60 months.

On August 1, 2025, we entered into a deal-contingent EUR/USD forward contract of €300 million to hedge foreign exchange risk related to the proceeds expected for the planned divestiture of our Dermacosmetics Business (refer to Note 3 for additional details). The contract is contingent on the successful closing of the transaction. If the divestiture does not close by January 13, 2027, the derivative will be terminated with no settlement obligation.

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects.

The balance sheet location and gross fair value of our derivative instruments were as follows (in millions):

	Balance Sheet Location	March 28, 2026	December 31, 2025
Designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.6	$0.3
Interest rate swap agreements	Other non-current assets	2.8	1.1
Total designated derivative assets		$3.4	$1.4
Non-designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$5.0	$2.1
Total non-designated derivatives		$5.0	$2.1
Designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$1.7	$1.1
Cross-currency swaps	Other non-current liabilities	211.1	265.6
Interest rate swap agreements	Other non-current liabilities	13.4	22.0
Total designated derivative liabilities		$226.2	$288.7
Non-designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$3.1	$13.4
Interest rate swap agreements	Other non-current liabilities	10.0	10.8
Total non-designated derivative liabilities		$13.1	$24.2

Perrigo Company plc - Item 1
Note 10

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended
Non-Designated Derivatives	Income Statement Location	March 28, 2026	March 29, 2025
Foreign currency forward contracts	Other (income), net	$2.2	$(4.8)
Interest rate swap agreements	Interest expense, net	$—	$0.2

The following tables summarize the effect of derivative instruments designated as hedging instruments in AOCI (in millions):

		Gain or (Loss) Reclassified from AOCI into Earnings
		Related to Amounts Included in Effectiveness Testing		Related to Amounts Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI(1)	Location of Gain or (Loss)	Amount Reclassified(2)	Location of Gain or (Loss)	Amount Reclassified(2)
Three Months Ended March 28, 2026
Cash flow hedges
Interest rate swap agreements	$9.8	Interest expense, net	$1.2	Interest expense, net	$—
Foreign currency forward contracts	(1.0)	Net sales	—	Net sales	0.1
		Cost of sales	(0.7)	Cost of sales	—
Total Cash flow hedges	$8.8		$0.5		$0.1

Net investment hedges
Cross-currency swaps	$55.2			Interest expense, net	$8.2
Euro Notes Due 2032	8.2
Total Net investment hedges	$63.4				$8.2

Three Months Ended March 29, 2025
Cash flow hedges
Interest rate swap agreements	$(11.1)	Interest expense, net	$4.7	Interest expense, net	$—
Foreign currency forward contracts	0.5	Net sales	—	Net sales	(0.1)
		Cost of sales	0.4	Cost of sales	0.1
Total Cash flow hedges	$(10.6)		$5.1		$—

Net investment hedges
Cross-currency swaps	$59.9			Interest expense, net	$9.4
Euro Notes Due 2032	(16.4)
Total Net investment hedges	$43.5				$9.4
(1) Net income of $36.9 million is expected to be reclassified out of AOCI into earnings during the next 12 months.
(2) For additional details about the effect of the amounts reclassified from AOCI refer to Note 13.

Perrigo Company plc - Item 1
Note 10

The classification and amount of gain/(loss) recognized in earnings related to fair value and hedging relationships on the Condensed Consolidated Statement of Operations were as follows (in millions):

	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Three Months Ended March 28, 2026
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$969.2	$643.7	$40.8	$(6.0)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain reclassified from AOCI into earnings	$—	$(0.7)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.1	$—	$—	$—
Interest rate swap agreements
Amount of gain reclassified from AOCI into earnings	$—	$—	$1.2	$—

Three Months Ended March 29, 2025
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,043.9	$651.6	$39.0	$(0.4)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain reclassified from AOCI into earnings	$—	$0.4	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.1)	$0.1	$—	$—
Interest rate swap agreements
Amount of gain reclassified from AOCI into earnings	$—	$—	$4.7	$—

Perrigo Company plc - Item 1
Note 11

NOTE 11 - INDEBTEDNESS

Total borrowings are summarized as follows (in millions):

			March 28, 2026	December 31, 2025
Revolvers
	2026 Revolver due March 20, 2031		$427.6	$—
	Total revolvers		$427.6	$—
Term loans
	Term A Loans due April 20, 2027(1)		$—	$421.9
	Term B Loans due April 20, 2029(1)		970.0	972.4
	Total term loans		$970.0	$1,394.3
Notes and Bonds
	Coupon	Due
	4.900%	June 15, 2030(2)	750.0	750.0
*	5.375%	September 30, 2032(3)	402.8	411.1
	6.125%	September 30, 2032(3)	715.0	715.0
	5.300%	November 15, 2043	90.5	90.5
	4.900%	December 15, 2044	303.9	303.9
	Total notes and bonds		2,262.2	2,270.5
Other financing			12.4	12.9
Unamortized discount			(18.7)	(19.7)
Deferred financing fees			(21.0)	(17.8)
Total borrowings outstanding			3,632.5	3,640.2
	Current indebtedness		(11.4)	(36.6)
Total long-term debt less current portion			$3,621.1	$3,603.6
(1)    Discussed collectively herein as the "Senior Secured Credit Facilities".
(2)     The coupon rate noted above is as of March 28, 2026. This increased from 4.900% to 5.150% on payments starting after June 15, 2026, following a credit rating downgrade by Moody's Investor Services in the last quarter of 2025. Interest rate adjustments are subject to a 2.0% total cap above the original 3.150% interest rate which would result in an interest rate not to exceed 5.150% based on certain rating events as specified in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. With the 5.150% interest rate, we have reached the maximum interest rate permitted under the Supplemental Indenture No. 3 for the Notes due 2030.
(3)    Discussed below collectively as the “2032 Notes”.
* Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

Credit Agreements

On April 20, 2022, we and our indirect wholly owned subsidiary, Perrigo Investments, LLC, (the “Borrower”) entered into the senior secured credit facilities, which consisted of (i) a $1.0 billion five-year revolving credit facility (the “Revolver”), (ii) a $500.0 million five-year Term Loan A facility (the “Term Loan A Facility” and the Term A Loans thereunder, the “Term A Loans”), and (iii) a $1.1 billion seven-year Term Loan B facility (the “Term Loan B Facility” and the Term B Loans thereunder borrowed on April 20, 2022, the “2022 Term B Loans”, pursuant to a Credit Agreement (the “Credit Agreement”).

On December 15, 2023, we and the Borrower entered into Amendment No. 1 and Incremental Assumption Agreement (the “Amendment”) to the Credit Agreement. The Amendment provided for a fungible add on to the 2022 Term B Loans in an aggregate principal amount of $300.0 million (the “2023 Incremental Term B Loans”). The terms of the 2023 Incremental Term B Loans, including pricing and maturity, are identical to the 2022 Term B Loans. The net proceeds from the 2023 Incremental Term B Loans were used to settle the cash tender offer by Perrigo Finance Unlimited Company (“Perrigo Finance”), a public unlimited company incorporated under the laws of Ireland and an indirect wholly-owned finance subsidiary of Perrigo for $300.0 million in aggregate principal amount of 3.900% Senior Notes due 2024 (“2024 Notes”). The tender offer was settled on December 15, 2023, and Perrigo Finance accepted for purchase $300.0 million of the 2024 Notes and paid approximately $295.1 million in aggregate cash consideration (excluding accrued interest). On December 15, 2024, we and the Borrower entered into Amendment

Perrigo Company plc - Item 1
Note 11

No. 2 to the Credit Agreement, which established a new tranche of loans under the Term B Facility (the “Term B Loans”) and which refinanced all of the 2023 Incremental Term B Loans and the 2022 Term B Loans outstanding under the Credit Agreement in the aggregate amount of $984.7 million, which resulted in a repricing to lower interest rate and increased the discount by $1.5 million. The Term B Loans will mature on April 20, 2029.

On March 20, 2026, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with Perrigo Investments, the other subsidiaries of the Company named therein, JPMorgan Chase Bank, N.A. and J. P. Morgan SE, as administrative agent, JPMorgan Chase Bank, N.A., as collateral agent and the other lenders party thereto. The Amended and Restated Credit Agreement amends and restates the Credit Agreement to, among other things, (i) extend the maturity of the Revolving Facility (defined below), (ii) eliminate the credit spread adjustment applicable to loans under the Revolving Facility and (iii) amend such other provisions of the Credit Agreement for the benefit of the Company. The Amended and Restated Credit Agreement provides for a $1.0 billion revolving credit facility maturing on March 20, 2031 (the “Revolving Facility”) and a $972.4 million term loan B facility maturing on April 20, 2029 (the “Term Loan B Facility” and together with the Revolving Facility, the “Senior Secured Credit Facilities”). The outstanding balance and maturity date of the Term Loan B Facility remains unchanged under the Amended and Restated Credit Agreement. The Company used the proceeds from a drawdown on the Revolving Facility to prepay the Term A Loans (as defined in the Credit Agreement) in their entirety, together with any accrued and unpaid interest and fees thereon and pay any associated transaction costs.

The Senior Secured Credit Facilities are being incurred by Perrigo Investments and will continue to be guaranteed, along with any hedging or cash management obligations entered into with a lender, by the Company and certain other wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). Additionally, the Borrower and the Guarantor Subsidiaries provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Guarantor Subsidiaries, the Company and the Borrower provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 4.900% Notes due 2030, the 6.125% USD Notes due 2032, the 5.375% Euro Notes due 2032 and the 4.900% Notes due 2044 issued by Perrigo Finance.

We are subject to financial covenants in the Senior Secured Credit Facilities. The agreements contain financial covenants that require the Borrower and its restricted subsidiaries to (a) not exceed a maximum first lien secured net leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter and (b) not fall below a minimum interest coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter, provided that such covenants apply only to the Revolving Facility and the Term Loan B Facility. If we consummate certain qualifying acquisitions during the term of the loan, we can elect to increase the maximum first lien secured net leverage ratio covenant to 3.25 to 1.00 for the quarter in which the acquisition occurs and the three following fiscal quarters thereafter.

During the three months ended March 28, 2026, principal repayments of $424.4 million were made on the Term Loan A Facility and Term Loan B Facility.

As of March 28, 2026, borrowings outstanding under the Revolving Facility totaled $427.6 million. There were no borrowings outstanding under the Revolver as of December 31, 2025.

We were in compliance with all the covenants under our debt agreements as of March 28, 2026.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under “Other financing”. There were no material borrowings outstanding under the overdraft facilities as of March 28, 2026 or December 31, 2025.

We have financing leases that are reported in the above table under “Other financing” (refer to Note 7).

Perrigo Company plc - Item 1
Note 12

NOTE 12 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted earnings per share (“EPS”) calculation is as follows (in millions):

	Three Months Ended
	March 28, 2026	March 29, 2025
Numerator:
Income (loss) from continuing operations	$(389.8)	$0.1
Loss from discontinued operations, net of tax	(8.7)	(6.5)
Net income (loss)	$(398.6)	$(6.4)
Denominator:
Weighted average shares outstanding for basic EPS	138.7	137.7
Dilutive effect of share-based awards(1)	—	—
Weighted average shares outstanding for diluted EPS	138.7	137.7
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

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments, net of tax	Post-Employment Plan Adjustments, net of tax	Total AOCI
Balance at December 31, 2025	$(1.2)	$9.3	$(3.3)	$4.8
OCI before reclassifications	8.3	(15.1)	(0.5)	(7.3)
Amounts reclassified from AOCI	(0.5)			(0.5)
Other comprehensive income (loss)	$7.8	$(15.1)	$(0.5)	$(7.8)
Balance at March 28, 2026	$6.6	$(5.8)	$(3.8)	$(3.0)
For additional details about the effect of the amounts reclassified from AOCI refer to Note 10.
The tax effects on the net activity related to each component of other comprehensive income (loss), were as follows (in millions):

	Three Months Ended
Tax (benefit) expense	March 28, 2026	March 29, 2025
Fair value of derivative financial instruments	$—	$(3.9)
Foreign currency translation adjustments	—	(18.7)
(Benefit) expense for income taxes related to other comprehensive income (loss)	$—	$(22.6)

Perrigo Company plc - Item 1
Note 13

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

NOTE 14 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended
	March 28, 2026
	Supply Chain Reinvention	Project Energize	Nutrition Network Optimization	Operational Enhancement Program	Total
Beginning balance	$—	$24.3	$18.3	$2.6	$45.2
Additional charges	0.1	(0.3)	2.2	73.1	75.1
Payments	(0.1)	(4.6)	—	(10.6)	(15.3)
Non-cash adjustments	—	(5.2)	—	(1.1)	(6.3)
Ending balance	$—	$14.2	$20.5	$64.0	$98.7

	Three Months Ended
	March 29, 2025
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Nutrition Network Optimization	Other Initiatives	Total
Beginning balance	$2.3	$1.6	27.9	$—	$1.0	$32.8
Additional charges	4.7	—	8.2	16.5	—	29.4
Payments	(6.2)	—	(9.4)	—	(1.0)	(16.6)
Non-cash adjustments	—	—	—	—	—	—
Ending balance	$0.8	$1.6	$26.7	$16.5	$—	$45.6

The charges incurred during the three months ended March 28, 2026 were primarily associated with employee separation costs as a result of the Operational Enhancement Program. The charges incurred during the three months ended March 29, 2025 were primarily associated with employee separation costs as a result of the actions taken to optimize our nutrition network.

Of the amount recorded during the three months ended March 28, 2026, $36.6 million and $12.2 million were related to our Self Care and Specialty Care segments, respectively, due primarily to the Operational Enhancement Program, and $7.6 million related to our Infant Formula segment, due primarily to Nutrition Network Optimization. Charges totaling $13.5 million primarily for separation costs associated with the Operational Enhancement Program were corporate costs not allocated to a reporting segment.

Of the amount recorded during the three months ended March 29, 2025, $5.3 million and $1.8 million were related to our Self Care and Specialty Care segments, respectively, due primarily to Project Energize, and $16.5 million related to our Infant Formula segment, due primarily to Nutrition Network Optimization. Charges totaling $5.5 million primarily for separation costs associated with Project Energize were corporate costs not allocated to a reporting segment.

There were no other material restructuring programs for the periods presented. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $98.7 million liability for employee severance benefits and consulting fees is expected to be mostly paid within the next year, with the exception of the entirety of all charges recorded for the Nutrition Network Optimization, which are recorded as a

Perrigo Company plc - Item 1
Note 14

long term liability on the Condensed Consolidated Balance Sheets as they are not currently expected to be paid out until 2028.

NOTE 15 - INCOME TAXES

The effective tax rates were as follows:

Three Months Ended
March 28, 2026	March 29, 2025
4.6%	99.0%

The effective tax rate on the pre-tax loss for the three months ended March 28, 2026 decreased when compared to the effective tax rate on the pre-tax income for the three months ended March 29, 2025, primarily due to the release of reserves for uncertain tax positions in 2026, the impact of goodwill impairments in 2026, and changes in the jurisdictional mix of income.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes significant changes to federal tax law and permanently extends or modifies various provisions from the 2017 Tax Cuts and Jobs Act, including, but not limited to, deductions for federal bonus depreciation, domestic research and development expenditures, and certain changes, some taxpayer-favorable and others not, for determining the limitation on business interest expense. We evaluated the OBBBA provisions enacted and determined they resulted in a tax benefit of $21.7 million for 2025, primarily due to the increased realizability of deferred tax assets associated with interest expense carryforwards following the restoration of depreciation and amortization in the Section 163(j) business interest expense limitation calculation. The remaining provisions of the OBBBA have multiple effective dates, with certain provisions effective in 2025 and others implemented over subsequent years. We are not anticipating the remaining provisions of the OBBBA to have a material effect on our consolidated financial statements.

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

Internal Revenue Service Audits of Perrigo Company, a U.S. Subsidiary

Perrigo Company, our U.S. subsidiary (“Perrigo U.S.”), is engaged in a series of tax disputes in the U.S. relating primarily to transfer pricing adjustments including income in connection with the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States, including the heartburn medication omeprazole. On August 27, 2014, we received a statutory notice of deficiency from the Internal Revenue Service (“IRS”) relating to our fiscal tax years ended June 27, 2009, and June 26, 2010 (the “2009 tax year” and “2010 tax year”, respectively). On April 20, 2017, we received a statutory notice of deficiency from the IRS for the years ended June 25, 2011 and June 30, 2012 (the “2011 tax year” and “2012 tax year”, respectively). Specifically, both statutory notices proposed adjustments related to the offshore reporting of profits on sales of omeprazole in the United States resulting from the assignment of an omeprazole distribution contract to an Israeli affiliate. In addition to the transfer pricing adjustments, which applied to all four tax years, the statutory notice of deficiency for the 2011 and 2012 tax years included adjustments requiring the capitalization and amortization of certain legal expenses that were deducted when paid or incurred in defending against certain patent infringement lawsuits related to Abbreviated New Drug Applications (“ANDAs”) filed with a Paragraph IV Certification.

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
Note 15

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

A bench trial was held during the period May 25, 2021 to June 7, 2021 for the refund case in the United States District Court for the Western District of Michigan. The total amount of cumulative deferred charge that we are seeking to receive in this litigation is approximately $113.3 million, which reflects the impact of conceding that Perrigo U.S. should have received a 5.24% royalty on all omeprazole sales. That concession was previously paid and is the subject of the above refund claims. The issues outlined in the statutory notices of deficiency described above are continuing in nature, and the IRS will likely carry forward the adjustments set forth therein as long as the OTC medication is sold, in the case of the omeprazole issue, and for all post-2012 Paragraph IV filings that trigger patent infringement suits, in the case of the ANDA issue. On September 25, 2025, the court issued an opinion in the case that predominantly sided with Perrigo U.S. on both the omeprazole and the ANDA issues. The court ordered the parties to submit computations implementing the opinion and to submit a proposed final judgment by January 23, 2026, as extended. The court, thereafter, issued a final, appealable judgment on January 27, 2026. On March 26, 2026, the opinion of the District Court was appealed by the Department of Justice. Perrigo followed by filing a cross appeal on April 6, 2026.

On January 13, 2021, the IRS issued a 30-day letter and Revenue Agent's Report (“RAR”) with respect to its audit of our fiscal tax years ended June 29, 2013, June 28, 2014, and June 27, 2015. The 30-day letter proposed, among other modifications, transfer pricing adjustments in connection with the distribution of omeprazole consistent with the IRS position in the prior years in the aggregate amount of $141.6 million and ANDA-related adjustments in the aggregate amount of $21.9 million. We timely filed a protest to the 30-day letter for those additional adjustments but noted that, due to the pending refund litigation described above, IRS Appeals would not consider the merits of the omeprazole or ANDA matters. We believe that we should prevail on the merits on both carryforward issues and have reserved for taxes and interest payable on the 5.24% deemed royalty on omeprazole through the tax year ended December 31, 2018. Beginning with the tax year ended December 31, 2019, we began reporting income commensurate with the 5.24% deemed royalty. We have not reserved for the ANDA-related issue described above. While we believe we should prevail on the merits of this case, the outcome remains uncertain. If our litigation position on the omeprazole issue is not ultimately sustained as part of any appeal, the outcome for the 2009–2012 tax years could range from a reduction in the refund amount to denial of any refund. In addition, we expect that the outcome of the refund litigation could effectively bind future tax years. In that event, a final adverse ruling on the omeprazole issue could have a material impact on subsequent periods (i.e., 2013 to date), with additional tax liability in the range of $25.0 million to $128.0 million, not including interest and any applicable penalties.

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

On February 27, 2026, the IRS issued a NOPA proposing to reallocate income via transfer pricing adjustments arising from the activities of Perrigo Ireland for the 2016 through 2019 tax years. Although we strongly disagree with the IRS’ position and intend to pursue administrative and/or judicial remedies the ultimate resolution is uncertain.

Perrigo Company plc - Item 1
Note 16

NOTE 16 - COMMITMENTS AND CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of March 28, 2026, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.

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

While most of the class complaints involve alleged single-drug conspiracies, the three putative classes and many of the opt-out plaintiffs have each filed over-arching conspiracy complaints alleging that Perrigo and other manufacturers (and some individuals) entered into an “overarching conspiracy” that involved allocating customers, rigging bids, and raising, maintaining, and fixing prices for various products. The vast majority of the lawsuits described in this section have been consolidated in the In re Generic Pharmaceuticals Pricing Antitrust Litigation multidistrict litigation (“MDL”) MDL No. 2724 (United States District Court for Eastern District of Pennsylvania).

The MDL Court initially designated three sets of cases to proceed as the first phase of “bellwethers,” meaning that they will proceed on a more expedited basis than the other cases in the MDL. Those cases are (a) class actions alleging “single drug” conspiracies, one set involving Clobetasol and one set involving Clomipramine; and (b) the third Complaint filed by the State Attorneys General alleging an overarching conspiracy concerning various topical products (described below). Perrigo was initially named as a defendant in the Clobetasol class bellwether cases, but the classes voluntarily dismissed their claims against Perrigo relating to “single drug” conspiracies involving Clobetasol in May 2023. Summary judgment motions in the State bellwether case were initially filed in September 2024, and briefing on those motions is complete. The court certified classes of direct and “end-user” customers of the products at issue in the bellwether class cases on March 7, 2025. The Third Circuit accepted an appeal of the class certification decisions in the class bellwether cases on June 17, 2025. All district court proceedings in those cases are stayed pending resolution of that appeal. Summary judgment motions in the State bellwether case were initially filed in September 2024, and briefing on those motions is complete. The district court denied motions for summary judgment concerning the alleged overarching conspiracy and status of limitations and granted in part and denied in part a motion for summary judgment concerning the damages, civil penalties, and other remedies that the states may seek. Several additional summary judgment motions, including Perrigo's company-specific summary judgment motion, remain to be decided. No trial date has been set for this case.

On October 15, 2024, the MDL Court selected the first multi-drug complaint brought by direct action plaintiff Humana, Inc., which names Perrigo as a defendant, to proceed in the second phase of bellwether cases in the MDL. Fact discovery in the Humana bellwether case closed on October 1, 2025. Expert discovery closed on February 27, 2026. Summary judgment briefing is underway and will be complete on May 15, 2026. Trial is scheduled to begin on September 15, 2026.

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

Perrigo Company plc - Item 1
Note 16

start in August 2027 and January 2028 respectively, and setting schedules for the remaining pretrial deadlines in those cases.

As of March 28, 2026, we reported a liability for the claims listed in the “Price-Fixing Lawsuits Related to the Company's Former Rx Business” section above for the reasonable estimates of probable loss (refer to Note 4). We intend to defend each of these lawsuits vigorously.

Securities Litigation

In the United States (cases related to events in 2023-2025)

On November 17, 2025, a purported securities class action complaint was filed against the Company and our current CEO, Patrick Lockwood-Taylor, CFO, Eduardo Bezerra, and former CEO, Murray Kessler, in the U.S. District Court for the Southern District of New York (Tanner French v. Perrigo Company plc, et al., filed 11/17/2025). The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on statements made by the Company and its current and former executives related to our infant formula business and the strategic review of the business announced in November 2025 on behalf of a purported class of shareholders for the period from February 27, 2023 through November 4, 2025, inclusive.

Pursuant to the Private Securities Litigation Reform Act of 1995, on February 13, 2026, the Court appointed the International Brotherhood of Teamsters Local No. 710 Pension Fund as Lead Plaintiff and approved Cohen Milstein to serve as lead counsel for the proposed class. On May 1, 2026, Lead Plaintiff Filed an Amended Complaint. We intend to defend the lawsuit vigorously.

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in a variety of state courts alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to alleged asbestos contamination of the raw material talc. The majority of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. As of the date of these financial statements, the Company has been named in approximately 300 individual lawsuits seeking compensatory and punitive damages. Nationwide the number of new cases against manufacturers and retailers of talc-containing products alleging injury related to asbestos-contaminated talc continues to grow. The Company has several defenses and continues to both vigorously defend these lawsuits and explore various means of expeditiously resolving these claims before trial, including through settlement of certain plaintiffs' claims. Trials for these lawsuits are currently scheduled throughout 2026 and 2027. There are currently over 40 trials set for these cases. The Company continues to evaluate these cases and vigorously defend itself against such claims while exploring resolution of certain of the claims, including through dismissals and settlement. Some of the Company’s retailer customers are seeking indemnity from the Company for a portion of their defense costs and liability relating to these cases.

Ranitidine

After regulatory bodies announced worldwide that ranitidine may potentially contain N-nitrosodimethylamine (“NDMA”), the Company promptly began testing its externally-sourced ranitidine Active Pharmaceutical Ingredients (“API”) and ranitidine-based products. On October 8, 2019, the Company halted shipments of those products based upon preliminary results and on October 23, 2019, the Company made the decision to conduct a voluntary retail market withdrawal.

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

Perrigo Company plc - Item 1
Note 16

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

Acetaminophen

In October 2022, the Judicial Panel on Multidistrict Litigation consolidated a number of pending actions filed in various federal courts alleging that prenatal exposure to acetaminophen is purportedly associated with the development of autism spectrum disorder (“ASD”) and attention-deficit/hyperactivity disorder (“ADHD”). The acetaminophen MDL is styled In re: Acetaminophen – ASD/ADHD Products Liability Litigation (MDL No. 3043) and is pending before the U.S. District Court for the Southern District of New York. Plaintiffs in the MDL asserted claims against Johnson & Johnson Consumer, Inc. (“JJCI”) (now known as Kenvue Brands LLC) and various retailer chains alleging that plaintiff-mothers took acetaminophen products while pregnant and that plaintiff-children developed ASD and/or ADHD as a result of prenatal exposure to these acetaminophen products. As of the date of these financial statements, the Company has not been named as a defendant in any Complaints filed in the MDL. Certain of the Company’s customers have made requests regarding indemnity from the Company for a portion of their defense costs and potential liability. The Company has agreed to defense cost-sharing arrangements with certain retailer customers.

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

There are state court actions pending in California, Illinois and Florida against the manufacturers of Tylenol, and against certain retailer defendants for the sale of store brand acetaminophen. At this time, the Company is not named in any state court action, and no state court case has proceeded to trial.

Perrigo Company plc - Item 1
Note 16

Phenylephrine

In September 2023, the Food and Drug Administration’s (“FDA”) Advisory Committee on Nonprescription Drugs issued an advisory opinion calling into question the efficacy of orally administered phenylephrine (“PE”) containing products as a nasal decongestant. While the FDA itself has thus far taken no action in response to the Advisory Committee opinion, several putative class action lawsuits were filed asserting various economic injury claims to consumers. These actions were consolidated into a MDL (In re: Oral Phenylephrine Marketing and Sales Practices Litigation, MDL No. 3089), pending before the U.S. District Court for the Eastern District of New York. The Court permitted Plaintiffs to file a streamlined and consolidated bellwether Complaint for purposes of testing the Plaintiffs’ case and enabling briefing on threshold issues. Defendants filed a consolidated Motion to Dismiss and the Court heard oral argument on that motion in September 2024. In October 2024, the Court dismissed in its entirety Plaintiffs’ Streamlined and Consolidated Bellwether Complaint, finding that all of Plaintiffs’ claims regarding PE were preempted by federal law, and further dismissing Plaintiffs’ RICO claims for lack of standing. Final judgment has been entered and a Notice of Appeal of the Court's dismissal to the Second Circuit was filed. Appellate briefing is fully submitted, and oral argument was held on March 4, 2026. No decision has been issued.

Individual arbitrations involving similar efficacy allegations have also been threatened or initiated against certain retailers in various arbitral forums. Some of the Company's retail customers sought indemnity and defense costs from the Company relating to these cases. Agreements are in place to resolve these matters.

PLD & Conry Litigation

Perrigo Company plc, L. Perrigo Company, and PBM Nutritionals, LLC (collectively, the “Perrigo Defendants”) are defendants in two pending litigations, P&L Development, LLC v. Gerber Products Company, et al. (the “PLD Action”), and Conry, et al. v. Gerber Products Company, et al. (the “Conry Action” and together with the PLD Action, the “Actions”), both of which are pending in the U.S. District Court for the Eastern District of New York. The PLD Action was brought by P&L Development, LLC (“PLD”), and the Conry Action was brought by a proposed class of Store Brand infant formula purchasers (the “Conry Plaintiffs”). Gerber Products Company (“Gerber”) is a co-defendant in both Actions. The Actions involve allegations that PLD entered into a memorandum of understanding with Gerber for Gerber to supply PLD with infant formula with which to compete with Perrigo, and that Gerber allegedly repudiated that commitment because of an agreement with the Perrigo Defendants, which unreasonably restrained trade in violation of Section 1 of the Sherman Act. The Actions also involve allegations that the Perrigo Defendants’ acquisition of the Gateway infant formula manufacturing facility from Gerber was anticompetitive. Motions to dismiss some or all claims are pending in both Actions, discovery is ongoing, and no trial date has been set.

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. Except as otherwise discussed for specific matters above, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. As of March 28, 2026, the loss accrual for litigation contingencies reflected on the Condensed Consolidated Balance Sheet in Other accrued liabilities was $72.6 million, inclusive of the accrual related to Discontinued Operations. The Company also recorded a recovery receivable reflected on the Condensed Consolidated Balance Sheets in Prepaid expenses and other current assets of $35.2 million, inclusive of the recovery receivable related to Discontinued Operations, as of March 28, 2026. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates, nor any assurance as to the amount of such final costs that may be covered by insurance. In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

Perrigo Company plc - Item 1
Note 17
NOTE 17 - SEGMENT AND GEOGRAPHIC INFORMATION

During the first quarter of 2026, we implemented changes to our organizational structure and internal management reporting to better align with how the CODM evaluates segment performance and allocates resources going forward.

Our reporting segments are as follows:

Reporting Segment	Product Categories
Self Care
Includes over-the-counter health and wellness products intended for consumer self-treatment of common conditions, such as pain & sleep, upper respiratory, digestive health and healthy lifestyle products including vitamins, minerals, and supplements and oral electrolyte beverages

Specialty Care
Includes branded and specialty consumer health products that address more targeted or complex self-care needs, including women's health and skin health offerings, such as skin healing and insect repellant

Infant Formula	Comprised of the infant formula product category, which includes nutrition products designed to meet the dietary needs of infants

Our Oral Care product category and Other product category, which includes our Dermacosmetics business, are together disclosed as “All Other.” We have reflected this segment change in all historical periods presented.

In the first quarter of 2026, following changes to our segments, our CODM reevaluated and changed the primary measure utilized to evaluate segment profitability from segment operating income to segment adjusted operating income. We have reflected this change from segment operating income to segment adjusted operating income in all historical periods presented.

For each segment, the CODM uses this information to assist in evaluating underlying trends, to monitor budget and forecast versus actual results, to make investment decisions to allocate resources both in total, and between the segments, and to make key segment personnel decisions. Segment adjusted operating income is based on Operating income, excluding amortization expense, acquisition and integration-related charges and contingent consideration, impairment charges, Infant Formula remediation, (gain) loss on divestitures and brand sales, loss on debt extinguishment, unusual litigation, and restructuring charges and other termination benefits (referred to herein as “Segment operating income (loss)”), as the CODM excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include expenses related to treasury, legal operations, and certain other expenses are not allocated to the segments. In assessing segment performance and managing operations, the CODM reviews total inventory by segment but does not review segment assets in total, accordingly certain asset related disclosures are omitted.

The tables below show select financial measures by reporting segment(1) (in millions):

	Three Months Ended
Net Sales	March 28, 2026	March 29, 2025
Self Care	$543.3	$614.3
Specialty Care	207.0	199.1
Infant Formula	89.7	87.8
Reporting segment net sales	840.0	901.2
All Other	129.2	142.7
Total Consolidated net sales	$969.2	$1,043.9

Perrigo Company plc - Item 1
Note 17

	Three Months Ended March 28, 2026
	Self Care	Specialty Care	Infant Formula	Reporting Segments Total
Reporting segment net sales(2)	543.3	$207.0	$89.7	$840.0
Adjusted cost of sales	361.2	92.8	79.1
Adjusted other expense items(3)	113.7	58.9	18.1
Segment operating income (loss)	$68.5	$55.3	$(7.4)	$116.4
Reconciliation to Income from continuing operations before income taxes:
All Other adjusted operating income				31.9
Unallocated expense				(35.4)
Amortization expense related primarily to acquired intangible assets				(54.5)
Impairment charges(4)				(330.8)
Restructuring charges and other termination benefits				(75.1)
Unusual litigation				(16.6)
Other(5)				(8.2)
Operating loss				$(372.3)
Interest expense, net				40.8
Other (income), net				(6.0)
Loss on extinguishment of debt				1.4
Loss from continuing operations before taxes				$(408.5)

	Three Months Ended March 29, 2025
	Self Care	Specialty Care	Infant Formula	Reporting Segments Total
Reporting segment net sales(2)	614.3	$199.1	$87.8	$901.2
Adjusted cost of sales	388.3	82.1	55.2
Adjusted other expense items(3)	113.2	74.9	22.0
Segment operating income	$112.8	$42.1	$10.6	$165.5
Reconciliation to Income from continuing operations before income taxes:
All Other adjusted operating income				21.0
Unallocated expense				(39.9)
Amortization expense related primarily to acquired intangible assets				(55.0)
Impairment charges(4)				(3.1)
Infant formula remediation				(0.9)
Restructuring charges and other termination benefits				(29.4)
Unusual litigation				(8.9)
Other(5)				(2.4)
Operating income				$46.9
Interest expense, net				39.0
Other (income), net				(0.4)
Income from continuing operations before taxes				$8.3

(1) Amounts may not add or recalculate due to rounding.
(2) See table above for reconciliation to Consolidated net sales.
(3) Adjusted other expense items include distribution, research and development, and selling and administrative expenses.
(4) During the three months ended March 28, 2026, we determined the carrying value of our reporting units exceeded their estimated fair value and recorded a goodwill impairment charge of $330.8 million. During the three months ended March 29, 2025, we determined the carrying value of the Richard Bittner Business net assets held for sale exceeded their fair value less costs to sell, resulting in a total impairment charge of $3.1 million, inclusive of a goodwill impairment charge of $1.2 million.
(5) Other pre-tax adjustments impacting operating income for the three months ended March 28, 2026 includes $4.7 million of professional consulting fees for potential divestiture activity and $3.5 million of accelerated depreciation. Other pre-tax adjustments for the three months ended March 29, 2025 are related to professional consulting fees for potential divestiture activity.

Perrigo Company plc - Item 1
Note 17

The tables below show select financial measures by reporting segment(1) (in millions):

Inventory	March 28, 2026	December 31, 2025
Self Care	$700.9	$695.9
Specialty Care	138.4	146.1
Infant Formula	183.9	188.4
All Other	98.2	118.6
Total inventory	$1,121.4	$1,149.0

	Three Months Ended
Depreciation	March 28, 2026	March 29, 2025
Self Care	$13.6	$15.3
Specialty Care	3.2	3.9
Infant Formula	7.7	3.9
All Other	4.5	1.7
Total depreciation	$28.9	$24.9

(1) Amounts may not add or recalculate due to rounding.

Perrigo Company plc - Item 2
Executive Overview

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to provide readers with an understanding of our financial condition, results of operations, and cash flows by focusing on changes in certain key measures from year to year. This MD&A is provided as a supplement to, and should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes found in Item 1 included in this Form 10-Q, and our Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A of our 2025 Form 10-K and Part II. Item 1A of this Form 10-Q.

Perrigo Company plc was incorporated under the laws of Ireland on June 28, 2013 and became the successor registrant of Perrigo Company, a Michigan corporation, on December 18, 2013 in connection with the acquisition of Elan Corporation, plc (“Elan”). Unless the context requires otherwise, the terms Perrigo, the “Company,” “we,” “our,” “us,” and similar pronouns used herein refer to Perrigo Company plc, its subsidiaries, and all predecessors of Perrigo Company plc and its subsidiaries.

EXECUTIVE OVERVIEW

Perrigo is a leading pure-play self-care company with more than a century of providing high-quality health and wellness solutions to meet the evolving needs of consumers. As one of the originators of the over-the-counter (“OTC”) self-care market, Perrigo is led by its vision “To Provide The Best Self-Care For Everyone” and its purpose to “Make Lives Better Through Trusted Health and Wellness Solutions, Accessible To All”.

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

Perrigo's broad offerings are well diversified across several major product categories as well as across geographies, primarily in North America and Europe, with no one product representing more than 5% of total revenue. In North America, Perrigo is the leading store brand private label provider of self-care products in many categories, including upper respiratory, healthy lifestyle and women's health, in addition to offering brands including Opill® and Mederma®. In Europe, our portfolio consists primarily of brands, including Compeed®, ellaOne®, Solpadeine®, Jungle Formula®, and ACO®.

Perrigo’s unique portfolio of businesses complement each other, where 1) store brands generate cash for investments into the Company’s key higher margin, higher growth brands, 2) branding and innovation capabilities are leveraged for both brand and store brand demand generation designed to generate stronger customer partnerships, 3) consumer-led innovation is scaled across brands, store brands and geographies, and 4) leveraging the scale of our global supply chain scale with more molecules at more price points to more consumers to drive increased household penetration.

Perrigo Company plc - Item 2
Executive Overview

The Company’s plan to drive increased cash flow and total shareholder return is anchored in its ‘Three-S’ plan – ‘Stabilizing,’ ‘Streamlining,’ and ‘Strengthening’ our business. This process centers on restoring consistency in our core business, streamlining our cost structure and building capabilities that support scalable long-term growth.

Our fiscal year begins on January 1 and ends on December 31. We end our quarterly accounting periods on the Saturday closest to the end of the calendar quarter, with the fourth quarter ending on December 31 of each year.

Our Segments

Our reporting and operating segments reflect the way our chief operating decision maker, who is our Chief Executive Officer (“CEO”), makes operating decisions, allocates resources and manages the growth and profitability of the Company. Our reporting segments are:

•Self Care includes over-the-counter health and wellness products intended for consumer self-treatment of common conditions, such as pain & sleep, upper respiratory, digestive health and healthy lifestyle products including vitamins, minerals and supplements ("VMS") and oral electrolyte beverages.
•Specialty Care includes branded and specialty consumer health products that address more targeted or complex self-care needs, including women's health and skin health offerings, such as skin healing and insect repellant.
•Infant Formula is comprised of the infant formula product category, which includes nutrition products designed to meet the dietary needs of infants.

The Company's Oral Care product category and Other product category, which includes the Dermacosmetics business, are together disclosed as “All Other.”

We previously operated an Rx segment consisting of our U.S. generic prescription pharmaceuticals business and other pharmaceuticals and diagnostic businesses in Israel, which have been divested. The Rx segment was reported as Discontinued Operations in 2021, and is presented as such for all periods in this report. See Item 1. Note 4 for more information.

Products

We offer products in the following categories:

Reporting Segment	Product Category	Description
Self Care	Upper Respiratory	Products that relieve upper respiratory symptoms, including cough suppressants, expectorants, sinus and allergy relief.
	Digestive Health	Products such as antacids, anti-diarrheal, and anti-heartburn that relieve symptoms associated with digestive issues.
	Healthy Lifestyle	Products that help consumers live a healthy lifestyle such as smoking cessation, weight management, heart health, VMS, nutraceutical and electrolytes.
	Pain and Sleep-Aids	Products comprised of pain relievers, fever reducers and sleep-aids.
Specialty Care	Skin Health	Products for the face and body such as scar management, lice treatment, insect repellant and other products for various skin conditions.
	Women's Health	Women's health products, including feminine hygiene and contraceptives.
Infant Formula	Infant Formula	Infant nutrition products designed to meet dietary needs.
All Other	Oral Care	Products used for oral care, including toothbrushes, toothbrush replacement heads, floss, flossers, whitening products and toothbrush covers.
	Other(1)	Other miscellaneous self-care products, including the Dermacosmetics business.
(1) The Dermacosmetics business was historically reported in the Skin Care category and is now included within Other.

Perrigo Company plc - Item 2
Executive Overview

Recent Developments

•During the first quarter of 2026, we transitioned from a geographic segment reporting structure to one that is product category based, enabling us to better align financial disclosures and operational analysis with product offerings and strategic priorities. These changes were made to reflect the way our chief operating decision maker ("CODM") makes operating decisions, allocates resources, and manages the growth of the Company. These updates have no impact on the historical consolidated financial position, results of operations, or cash flows.
•Eric Jacobson joined Perrigo as the new Vice President, Global Investor Relations, effective March 16, 2026.
•On March 20, 2026, we entered into an Amended and Restated Credit Agreement which amends and restates the Credit Agreement to, among other things, (i) extend the maturity of the Revolving Facility (defined below), (ii) eliminate the credit spread adjustment applicable to loans under the Revolving Facility and (iii) amend such other provisions of the Credit Agreement for the benefit of the Company. See Item 1. Note 11 for more information.
•On April 30, 2026, the sale of the Dermacosmetics Business was completed for total consideration of up to €332.6 million. The transaction consists of €305.6 million in upfront cash, including €5.6 million in net working capital adjustments, and up to an additional €27.0 million contingent on the achievement of net sales milestones over the next three years. Brands sold in the transaction include ACO, Biodermal, Emolium, and Iwostin.

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

Project Energize

As part of our sustainable, value accretive growth strategy, we launched Project Energize in the first quarter of 2024 - a global investment and efficiency program to drive the next evolution of capabilities and organizational agility. This three-year program was expected to produce significant benefits in our long-term business performance by enabling our One Perrigo growth strategy, increasing organizational agility and mitigating impacts from stabilizing and strengthening the infant formula business. As of December 31, 2025, Project Energize had achieved these objectives and has substantively completed.

Project Energize delivered approximately $167 million of annualized pre-tax savings as of the end of the fiscal year 2025, within the range of $140 million to $170 million expected by the end of 2026. Reinvestment savings of $35 million over the same period. Restructuring and related charges associated with these actions of approximately $138 million over the same period compared to an original estimated range of $140 million to $160 million. For the remaining project wind-down activities, we anticipate less than $10 million of additional costs to be incurred through fiscal year 2026. Refer to Item 1. Note 14 for further details on restructuring charges.

Nutrition Network Optimization; Strategic Review

In 2025, we initiated the Nutrition Network Optimization project to optimize our infant formula manufacturing footprint, upgrade packaging capabilities, harmonize quality processes, and enhance our research and development capabilities. On November 5, 2025, we announced a strategic review of our infant formula business. The review will assess a full range of alternatives and is aligned with our ‘Three‑S’ plan and reflects our commitment to disciplined

Perrigo Company plc - Item 2
Executive Overview

capital allocation and supporting improved return on invested capital and total shareholder return. It will focus on a combination of accelerating cash flows and reassessing the previously announced investment in this business of $240 million, while optimizing portfolio impact and management focus. For further details on our restructuring charges related to the strategic review, refer to Item 1. Note 14.

Operational Enhancement Program

Building on the ‘Streamlining’ actions within our 'Three-S' Plan, in the fourth quarter of 2025 we launched a two-year, enterprise-wide operational enhancement program to create a more agile, more resilient platform positioned for growth in our core business. The program is designed to streamline operations in response to near-term industry pressures, including soft consumer consumption leading to lower volumes, while freeing up capital to further invest behind our key brands and store brands.
We expect the program to enhance organizational effectiveness by evolving our structure to improve agility, accelerate decision‑making and better leverage technology. As part of this effort, we expect to reduce approximately 7% of our current workforce. The program will also target operational cost reductions mainly in our supply chain and distribution network.

We anticipate gross pre‑tax annual run rate cost savings of $80 million to $100 million from the program, the majority of which are expected to be achieved in 2026. Cash costs to achieve these savings are expected to range between $80 million and $90 million.

For further details on our restructuring charges, refer to Item 1. Note 14.

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

Current uncertainties arising from increased tariffs on imported products could have an adverse effect on our Company. In 2025, the U.S. government announced new or additional tariffs on products imported from many countries and individualized “reciprocal” tariffs on countries with which the U.S. has the largest trade deficits. While some tariffs have become effective, others have been temporarily suspended, increased then reduced or permanently repealed. The U.S. government has announced trade agreements with various governments and additional tariffs on countries due to geo-political issues. As a result, there continues to be significant volatility and uncertainty regarding the scope, timing, implementation and effective rates of tariffs.

During the first quarter of 2026, following the U.S. Supreme Court’s determination that tariffs imposed under the International Emergency Economic Powers Act were unlawful and subsequent orders of the U.S. Court of International Trade directing U.S. Customs and Border Protection to refund such duties, the Company concluded that recovery of a portion of previously paid tariffs is probable. Accordingly, the Company recorded a net receivable of approximately $21 million that benefited gross profit during the first quarter 2026 representing refunds expected to be received related to eligible import entries, based on information currently available, including shipment‑level data and applicable court guidance. The timing of receipt of these refunds is subject to U.S. Customs and Border Protection’s administrative processes, and actual amounts received may differ from estimates as refund claims are validated.

In addition, our interest expense is impacted by the overall global economic and interest rate environment. We manage interest rate risk through our capital structure and the use of interest rate swaps to fix the interest rate on greater than 90% of our outstanding debt.

Perrigo Company plc - Item 2
Executive Overview

Inflationary Costs and Supply Chain

Supply chain disruptions continue in specific categories such as agricultural commodities due to climate impacts, and supply chain shortages, the conflicts between Russia and Ukraine, the Middle East Conflict and geopolitical tensions. Inflationary pressures are still a factor on cost in major economies globally across food, energy and labor. The ongoing conflict involving Iran has contributed to volatility in global oil markets, resulting in rising oil prices. This escalation in oil prices presents an inflation risk for the broader economy. We previously experienced employment vacancies and attrition in the labor market which negatively impacted productivity and drove wage rate increases and other retention benefits. We implemented a series of actions to substantially mitigate these and other inflationary cost pressures, such as strategic pricing and our Supply Chain Reinvention Program. Benefits from our actions have substantially offset the impacts of inflation to date. However, future supply chain disruptions and inflationary pressures from the continuation of the conflicts between Russia and Ukraine, any escalating conflicts in the Middle East, the duration and extent of oil price increases, persistent geopolitical tensions and the impact of tariff and trade policy are uncertain.

Infant Formula

As part of its efforts to prevent supply interruptions and risk of Cronobacter spp. illnesses associated with powdered infant formula, in March 2023, the Federal Drug Administration ("FDA") released an “Immediate National Strategy to Increase the Resiliency of the U.S. Infant Formula Market” and issued a letter to the powdered infant formula industry to share information to assist the industry in improving the microbiologic safety of powdered infant formula. In response to those changes, we made considerable investments in all our infant formula manufacturing sites. These investments included, among other things, enhancing our cleaning and sanitation protocols, our environmental monitoring programs, and quality oversight, as well as additional quality and operations personnel. These changes have resulted in higher costs and lower manufacturing output and production yields across our infant formula network. In March 2025, the U.S. Department of Health and Human Services (HHS) launched
Operation Stork Speed, a regulatory initiative aimed at strengthening the safety, quality, transparency, and resilience of the U.S. infant formula supply. This initiative intends to review the nutrients used in infant nutrition, expand testing for contaminants, and enhance labelling expectations, and will evaluate potential future regulatory updates. In addition, Operation Stork Speed extends the FDA’s personal importation policy, which allows individuals to import certain infant formula products for personal use, thereby potentially increasing competitive pressures in the U.S. infant formula market. Together, these measures may introduce new compliance and regulatory obligations and may affect competitive dynamics in the U.S. market.

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

Perrigo Company plc - Item 2
Executive Overview

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

Middle East Conflicts

We continue to closely monitor the ongoing conflict and the social, political and economic environment in Israel and in the broader Middle East to evaluate the impacts on our operations and supply chain. Israel is a global technology research and development center that plays a critical role in the global Active Pharmaceutical Ingredients ("API") market, as a number of our key suppliers are located within Israel. The Company sources some raw materials and finished goods from suppliers in Israel for certain self-care products, including omeprazole. To date, Perrigo has confirmed that our suppliers in the region have active operations and continue to manufacture materials for us, and we have not received any reports of restrictions on imports or exports in Israel. However, there is potential for some disruption as it relates to in-country logistics, including freight. As a precaution, Perrigo has engaged alternate suppliers to help minimize a potential supply disruption. If the conflict spreads or materially escalates, or if the conflict leads to further volatility and uncertainty in financial markets or economic conditions, the impact on our business and results of operations could be material. For example, an escalation in military activity in the Strait of Hormuz and Red Sea region has the potential to disrupt supply chains and lead to further inflationary pressures which we are also continuing to monitor.

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

For additional information, refer to Part II. Item 1A - Risk Factors.

RESULTS OF OPERATIONS

Currency Translation

Any currency translation effects described below represent estimates of the net differences between translation of foreign currency transactions into U.S. dollars for the three months ended March 28, 2026 at the average exchange rates for the reporting period and average exchange rates for the three months ended March 29, 2025.

Perrigo Company plc - Item 2
Consolidated

CONSOLIDATED FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	March 28, 2026	March 29, 2025
Net sales	$969.2	$1,043.9
Gross profit	$325.5	$392.3
Gross profit %	33.6%	37.6%
Operating income	$(372.3)	$46.9
Operating income %	(38.4)%	4.5%

Net sales decreased $74.7 million, or 7.2%, due primarily to:
•$102.7 million decrease, or 9.9%, due primarily to lower consumption across both the U.S. and Europe, driven in part by lower seasonal incidence of cough and cold versus the prior year, which also led to lower retailer inventory levels. These were partially offset by continued market share gains in the U.S. and Europe, supported by innovation launches;
•$2.0 million decrease due to the prior year sale of the Richard Bittner Business; partially offset by
•$30.1 million increase from favorable foreign currency translation.
Operating income decreased $419.2 million due primarily to:

•$66.8 million decrease in gross profit due to the impact of lower net sales volumes, primarily within our Self Care reporting segment, partially offset by the net recognition of a recovery of a portion of previously paid tariffs of approximately $21 million. Gross profit as a percentage of net sales decreased 400 basis points compared to the prior year due primarily to the same factors that drove gross profit, as well as impacts from prior year manufacturing volume headwinds in Infant Formula.
•$352.4 million increase in operating expenses driven by the $330.8 million goodwill impairment charge.

SELF CARE FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	March 28, 2026	March 29, 2025
Net sales	$543.3	$614.3
Segment operating income	$68.5	$112.8
Segment operating margin	12.6%	18.4%

Net sales decreased $70.9 million, or 11.5%, due primarily to:

•$85.8 million decrease, or 14.0%, due primarily to lower consumption across both the U.S. and Europe, driven in part by lower seasonal incidence of cough and cold versus the prior year, which also led to lower retailer inventory levels;
•$2.0 million decrease due to the prior year sale of the Richard Bittner Business; partially offset by
•$16.9 million increase from favorable foreign currency translation.

Segment operating income decreased $44.3 million, or 39.3%, due primarily to the carry over impact of prior year manufacturing volume headwinds, lower net sales flow through partially offset by the net recognition of a recovery of a portion of previously paid tariffs.

Perrigo Company plc - Item 2
Specialty Care

SPECIALTY CARE FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	March 28, 2026	March 29, 2025
Net sales	$207.0	$199.1
Segment operating income	$55.3	$42.1
Segment operating margin	26.7%	21.1%

Net sales increased $7.9 million, or 4.0%, due primarily to:
•$9.5 million increase from favorable foreign currency translation; partially offset by
•$1.7 million decrease, or 0.8%, due primarily to lower net sales in Skin Health as lower store brand sales of Minoxidil at one customer were partially offset by share gains in Compeed® and Jungle Formula®. The net decline in Skin Health was partially offset by the Women’s Health category, led by continued momentum from Opill® and ellaOne®.

Segment operating income increased $13.2 million, or 31.4%, due primarily to a $16.0 million decrease in operating expenses as lower advertising and promotional spend, including planned lower Opill® investment levels, favorable currency translation, and the net recognition of a recovery of a portion of previously paid tariffs more than offset the impact of prior year manufacturing volume headwinds and unfavorable mix.

INFANT FORMULA FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	March 28, 2026	March 29, 2025
Net sales	$89.7	$87.8
Segment operating income	$(7.4)	$10.6
Segment operating margin	(8.3)%	12.1%

Net sales increased $1.9 million, or 2.1%, due primarily to:
•$1.6 million increase, or 1.9%, due primarily to growth in contract infant formula, partially offset by lower net sales in store brand and branded infant formula as the prior year period was elevated due to customer inventory replenishment.

Segment operating income decreased $18.0 million, due primarily to unfavorable gross profit flow through driven by prior year manufacturing volume headwinds, partially offset by a $4.0 million decrease in operating expenses driven by lower selling costs as a result of Project Energize.

ALL OTHER FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	March 28, 2026	March 29, 2025
Net sales	$129.2	$142.7
Segment operating income	$31.9	$21.0
Segment operating margin	24.7%	14.7%

Net sales decreased $13.5 million, or 9.5%, due primarily to:
•$16.9 million decrease, or 11.8%, due primarily to lower net sales of Oral Care products; partially offset by
•$3.4 million increase from favorable foreign currency translation.

Perrigo Company plc - Item 2
All Other

Segment operating income increased $10.9 million, or 52.1%, due primarily to the net recognition of a recovery of a portion of previously paid tariffs, as well as a $5.7 million decrease in operating expenses driven by lower costs as a result of Project Energize, partially offset by lower net sales flow through.

Interest expense, net, Other income, net and Loss on extinguishment of debt

	Three Months Ended
(in millions)	March 28, 2026	March 29, 2025
Interest expense, net	$40.8	$39.0
Other (income), net	$(6.0)	$(0.4)
Loss on extinguishment of debt	$1.4	$—

Interest expense, net

The $1.8 million increase in Interest expense, net during the three months ended March 28, 2026 compared to the prior year period was due primarily to a decrease in interest income from investments and swaps partially offset by a reduction in interest expense.

Other income, net

The $5.6 million increase in Other (income), net during the three months ended March 28, 2026 compared to the prior year period was due primarily to favorable changes in revaluation of foreign currency contracts associated with the planned divestiture of the Dermacosmetics Business.

Loss on extinguishment of debt

The loss on extinguishment of debt recognized during the three months ended March 28, 2026 is a result of the Amended and Restated Credit Agreement (refer to Item 1. Note 11).

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended
March 28, 2026	March 29, 2025
4.6%	99.0%

The effective tax rate on the pre-tax loss for the three months ended March 28, 2026, decreased when compared to the effective tax rate on the pre-tax income for the three months ended March 29, 2025, primarily due to the release of reserves for uncertain tax positions in 2026, the impact of goodwill impairments in 2026, and changes in the jurisdictional mix of income.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Overview

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements, we regularly consider, among other factors, known trends and uncertainties, such as the geopolitical environment, inflation and interest rates, the status of material contingent liabilities, recent financial market volatility, tariffs and potential tariff and trade policies and other uncertainties. Subject to relevant restrictions under our debt agreements, our cash requirements for other purposes and other factors management deems relevant, we may from time to time use available funds to redeem, repurchase or refinance our debt in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms we deem appropriate (which may be below par).

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

Cash and Cash Equivalents

(in millions)	March 28, 2026	December 31, 2025
Cash and cash equivalents	$357.2	$531.6
Working capital(1)	$1,133.3	$1,043.7

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

Cash Flows

The following table includes summarized cash flow activities:

	Three Months Ended
(in millions)	March 28, 2026	March 29, 2025	$ Change
Net cash for operating activities	$(113.6)	$(64.5)	$(49.1)
Net cash for investing activities	(12.4)	(25.7)	13.3
Net cash for financing activities	(45.3)	(61.8)	16.5
Effect of exchange rate changes on cash and cash equivalents	(3.1)	10.3	(13.4)
Net decrease in cash and cash equivalents	$(174.4)	$(141.7)	$(32.7)

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Net cash for Operating Activities

The $49.1 million decrease in operating cash flow was primarily driven by a decrease in cash flow from the change in net earnings after adjustments for items including impairment, depreciation and amortization and restructuring, as well as an increase in working capital.

Net cash for Investing Activities

The $13.3 million increase in investing cash flow was due primarily to lower capital expenditures compared to the prior year quarter.
Net cash for Financing Activities

The $16.5 million increase in financing cash flow was primarily driven by activity related to the Amended and Restated Credit Agreement (refer to Item 1. Note 11).

Borrowings and Capital Resources

Credit Agreements

On April 20, 2022, we and our indirect wholly owned subsidiary, Perrigo Investments, LLC, (the “Borrower”) entered into the senior secured credit facilities, which consisted of (i) a $1.0 billion five-year revolving credit facility (the “Revolver”), (ii) a $500.0 million five-year Term Loan A facility (the “Term Loan A Facility” and the Term A Loans thereunder, the “Term A Loans”), and (iii) a $1.1 billion seven-year Term Loan B facility (the “Term Loan B Facility” and the Term B Loans thereunder borrowed on April 20, 2022, the “2022 Term B Loans”, pursuant to a Credit Agreement (the “Credit Agreement”).

On December 15, 2023, we and the Borrower entered into Amendment No. 1 and Incremental Assumption Agreement (the “Amendment”) to the Credit Agreement. The Amendment provided for a fungible add on to the 2022 Term B Loans in an aggregate principal amount of $300.0 million (the “2023 Incremental Term B Loans”). The terms of the 2023 Incremental Term B Loans, including pricing and maturity, are identical to the 2022 Term B Loans. The net proceeds from the 2023 Incremental Term B Loans were used to settle the cash tender offer by Perrigo Finance Unlimited Company (“Perrigo Finance”), a public unlimited company incorporated under the laws of Ireland and an indirect wholly-owned finance subsidiary of Perrigo for $300.0 million in aggregate principal amount of 3.900% Senior Notes due 2024 (“2024 Notes”). The tender offer was settled on December 15, 2023, and Perrigo Finance accepted for purchase $300.0 million of the 2024 Notes and paid approximately $295.1 million in aggregate cash consideration (excluding accrued interest).

On December 15, 2024, we and the Borrower entered into Amendment No. 2 to the Credit Agreement, which established a new tranche of loans under the Term B Facility (the “Term B Loans”) and which refinanced all of the 2023 Incremental Term B Loans and the 2022 Term B Loans outstanding under the Credit Agreement in the aggregate amount of $984.7 million, which resulted in a repricing to lower interest rate and increased the discount by $1.5 million. The Term B Loans will mature on April 20, 2029.

On March 20, 2026, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with Perrigo Investments, the other subsidiaries of the Company named therein, JPMorgan Chase Bank, N.A. and J. P. Morgan SE, as administrative agent, JPMorgan Chase Bank, N.A., as collateral agent and the other lenders party thereto. The Amended and Restated Credit Agreement amends and restates the Credit Agreement to, among other things, (i) extend the maturity of the Revolving Facility (defined below), (ii) eliminate the credit spread adjustment applicable to loans under the Revolving Facility and (iii) amend such other provisions of the Credit Agreement for the benefit of the Company. The Amended and Restated Credit Agreement provides for a $1.0 billion revolving credit facility maturing on March 20, 2031 (the “Revolving Facility”) and a $972.4 million term loan B facility maturing on April 20, 2029 (the “Term Loan B Facility” and together with the Revolving Facility, the “Senior Secured Credit Facilities”). The outstanding balance and maturity date of the Term Loan B Facility remains unchanged under the Amended and Restated Credit Agreement. The Company used the proceeds from a drawdown on the Revolving Facility to prepay the Term A Loans (as defined in the Credit Agreement) in their entirety, together with any accrued and unpaid interest and fees thereon and pay any associated transaction costs. Refer to Item 1. Note 11.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

As of March 28, 2026, we had $970.0 million outstanding under our Term Loan B Facility. As of December 31, 2025, we had $1,394.3 million outstanding under our Term Loan A Facility and Term Loan B Facility. Our short-term debt as of March 28, 2026 of $11.4 million is comprised of (i) amortization payments for the Term B Loans and (ii) lease payments.

As of March 28, 2026, borrowings outstanding under the Revolving Facility totaled $427.6 million. There were no borrowings outstanding under the Revolver as of December 31, 2025.

The interest rate net of derivatives results in a fixed rate on a substantial portion of our long-term debt, the earliest of which matures in April 2029.

We are in compliance with all the covenants under our debt agreements as of March 28, 2026.

Other Financing

We have overdraft facilities available that we may use to support our cash management operations. There were no material borrowings outstanding under the overdraft facilities as of March 28, 2026 or December 31, 2025.

Leases

We had $185.2 million and $190.5 million of lease liabilities and $172.9 million and $179.3 million of lease assets as of March 28, 2026 and December 31, 2025, respectively. For information on our operating and finance lease obligations and the amount and timing of future payments refer to Item 1. Note 7.

Credit Ratings

Our credit ratings on March 28, 2026 were Ba3 (negative), B+ (stable), and BB (negative) by Moody's Investor Services ("Moody's"), S&P Global Ratings ("S&P"), and Fitch Ratings Inc. ("Fitch"), respectively. On March 16, 2026, S&P downgraded our issuer credit rating to B+ from BB- and Fitch adjusted the rating outlook from stable to negative. On March 31, 2026, Moody's adjusted the rating outlook from stable to negative.

The interest rate on the 3.150% Senior Notes due 2030 increased from 4.900% to 5.150% for payments made after June 15, 2026 as a result of previous credit rating adjustments. Interest rate adjustments for the 3.150% Senior Notes due 2030 are subject to a 2.0% cap above the original 3.150% interest rate, ensuring that the interest rate does not exceed the 5.150%. This adjustment is contingent upon certain rating events, as outlined in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc and Wells Fargo Bank, National Association, serving as trustee.

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Guarantor Financial Information

As detailed in Item 1. Note 11, the Guarantor Subsidiaries and the Borrower provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Guarantor Subsidiaries, the Borrower and the Company provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 4.900% Notes due 2030, the 5.375% Euro Notes due 2032, the 6.125% USD Notes due 2032, and the 4.900% Notes due 2044 issued by Perrigo Finance.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

	March 28, 2026	December 31, 2025
Current assets	$1,811.8	$1,919.1
Non-current assets	$2,802.5	$3,959.8
Current liabilities	$720.8	$720.6
Non-current liabilities	$10,098.7	$10,216.1
Due to non-guarantors	$6,008.5	$6,020.6

The summarized results of operations information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

Three Months Ended
March 28, 2026
Total revenues	$673.9
Gross profit	$199.7
Operating income (loss)	$(338.4)
Net income (loss)	$(336.9)
Revenue from non-guarantors	$104.1
Operating expenses to non-guarantors	$0.2
Other (income) expense to non-guarantors	$(31.0)

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Contractual Obligations

There were no material changes in contractual obligations as of March 28, 2026 from those provided in our 2025 Form 10-K.

Significant Accounting Policies

There have been no material changes to the significant accounting policies as disclosed in our 2025 Form 10-K.

Critical Accounting Estimates

The determination of certain amounts in our financial statements requires the use of estimates. These estimates are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable based on the currently available information, actual results could differ from the estimates we have used. There have been no material changes to the critical accounting estimates as disclosed in our 2025 Form 10-K other than those discussed below.

Goodwill

During the first quarter of 2026, we changed our reporting segments to align with changes in the organization structure. As we transitioned from a geographic segment reporting structure to one that is product category based, our reporting units changed from Consumer Self Care Americas and Consumer Self Care International to Self Care, Skin Health, Women’s Health, Infant Formula, Oral Care, and Other. In connection with the segment reorganization, we prepared a quantitative goodwill impairment test based on the new reporting units as of January 1, 2026. We determined that the carrying value of the Women’s Health, Infant Formula, and Oral Care reporting units exceeded their estimated fair values. As a result, we recognized a goodwill impairment charge of $77.4 million for the Women’s Health reporting unit, resulting in a remaining goodwill balance of $107.1 million. We also fully impaired the Infant Formula and Oral Care reporting units, recording goodwill impairment charges of $66.3 million and $187.2 million, respectively. We continue to monitor the Self Care, Skin Health, and Women’s Health reporting units for indicators of impairment and will perform impairment assessments as required, including our annual impairment testing during the fourth quarter.

The cash flow forecasts used for our reporting units include assumptions about future activity levels in the near term and longer-term. If growth in our reporting units is lower than expected, we may experience deterioration in our cash flow forecasts that may indicate goodwill in one or more reporting units is impaired in future impairment tests. Certain macroeconomic factors which are not controlled by the reporting units, such as rising inflation or interest rates, could cause an increase in the discount rate to occur. An increase in the discount rate could negatively impact the estimated fair value of the reporting units and lead to future impairment. Furthermore, our estimates of fair value give consideration to the level of implied control premium, which is the amount a buyer is willing to pay over the current market price of a company (i.e. market capitalization) to acquire a controlling interest. We have experienced significant decreases in our market capitalization. We may experience further sustained decreases in our market capitalization which could imply an impairment of one or more of our reporting units. Each of the reporting unit fair value includes material benefits from our Corporate-led initiatives and, as a result, is sensitive to changes in estimates related to these initiatives. Reductions in the net projected benefits could represent a potential indicator of impairment requiring further impairment analysis.

We performed sensitivity analyses on the discounted cash flow valuations that were prepared to estimate the fair value of each reporting unit with goodwill remaining. The Self Care reporting unit continued to have passing margin with a 100 basis point increase in discount rate or a 100 basis point decrease in perpetual revenue growth rates. The Skin Health reporting unit’s fair value indicated impairment with a 25 basis point increase in discount rate and a 75 basis point decrease in perpetual revenue growth rates. The Women’s Health fair value equals its carrying value and therefore is sensitive to any negative change in discount rates and perpetual revenue growth rates.

The Women’s Health and the Skin Health reporting units have passing margins of less than 10%. An increase in the discount rate over the next twelve months could negatively impact the estimated fair values of the reporting units and lead to a future impairment. Certain macroeconomic factors which are not controlled by the reporting units, such as rising inflation or interest rates, could cause an increase in the discount rate to occur. Deterioration in

Perrigo Company plc - Item 2
Critical Accounting Estimates

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

See Item 1. Note 8 and Note 9 for further information.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative or qualitative disclosures found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of our 2025 Form 10-K.

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 28, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Item 1. Note 15 and Item 1. Note 16 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

Our 2025 Form 10-K includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.

ITEM 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 28, 2026, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

Perrigo Company plc - Item 6
Exhibits

Exhibit Number	Description
10.1
Amended and Restated Credit Agreement, dated March 20, 2026, among Perrigo Company plc, as parent, Perrigo Investments, LLC, as initial borrower, the other subsidiaries of the Parent named therein, as Designated Borrowers, each of the lenders, issuing banks and swing line lenders identified therein, JPMorgan Chase Bank, N.A. and J.P. MORGAN SE, as administrative agent, and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2026).

22	List of Guarantor Subsidiaries (filed herewith).

31.1	Rule 13a-14(a) Certification by Patrick Lockwood-Taylor, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Eduardo Bezerra, Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101).
*Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	May 6, 2026	/s/ Patrick Lockwood-Taylor
Patrick Lockwood-Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 6, 2026	/s/ Eduardo Bezerra
Eduardo Bezerra
Chief Financial Officer
(Principal Accounting and Financial Officer)