Form 10-Q
period 2026-06-27
PERRIGO Co plc
filed 2026-08-05
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 27, 2026

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, €0.001 par value	PRGO	New York Stock Exchange
5.150% Notes due 2030	PRGO30	New York Stock Exchange
6.125% Notes due 2032	PRGO32A	New York Stock Exchange
5.375% Notes due 2032	PRGO32B	New York Stock Exchange
5.300% Notes due 2043	PRGO43	New York Stock Exchange
4.900% Notes due 2044	PRGO44	New York Stock Exchange
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

As of July 31, 2026, there were 138,769,245 ordinary shares outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: supply chain impacts on our business, including those caused or exacerbated by armed conflict, trade and other economic sanctions and/or disease; general economic, credit, and market conditions; increased or new tariffs by the U.S. or foreign governments (and any retaliatory or reciprocal tariffs) and changes in global trade relations; the impact of the war in Ukraine and any escalation thereof, including the effects of economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries related thereto; the outbreak or escalation of conflict in other regions where we do business, including the ongoing conflict and social, political and economic environment in Israel and the broader Middle East; current and future impairment charges, if we determine that the carrying amount of specific assets may not be recoverable from the expected future cash flows of such assets; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressures from customers and consumers; resolution of uncertain tax positions and any litigation relating thereto, ongoing or future government investigations and regulatory initiatives; uncertainty regarding our ability to obtain and maintain our regulatory approvals; potential costs and reputational impact of product recalls or sales halts; potential adverse changes to U.S. and foreign tax, healthcare and other government policy; the effect of epidemic or pandemic disease; the timing, amount and cost of any share repurchases (or the absence thereof) and/or any refinancing of outstanding debt at or prior to maturity; fluctuations in currency exchange rates and interest rates; receipt of potential earnout payments in connection with the sale of the HRA Rare Diseases Business and the risk that potential costs or liabilities incurred or retained in connection with this transaction may exceed our estimates or adversely affect our business or operations; the satisfaction of certain deferred payment milestones associated with the Dermacosmetics Business divestment; the risk that potential costs or liabilities incurred or retained in connection with the sale of our Rx business may exceed our estimates or adversely affect our business or operations; the consummation and success of other announced and unannounced acquisitions or dispositions, and our ability to realize the desired benefits thereof; and our ability to execute and achieve the desired benefits of announced cost-reduction efforts and other strategic initiatives and investments, including our ability to achieve the expected benefits from our ongoing restructuring programs and strategic review processes described herein. Adverse results with respect to pending litigation could have a material adverse impact on our operating results, cash flows and liquidity, and could ultimately require the use of corporate assets to pay damages, reducing assets that would otherwise be available for other corporate purposes. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2025, in this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Perrigo Company plc - Item 1
PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$1,022.8	$1,056.3	$1,992.0	$2,100.2
Cost of sales	708.9	693.4	1,352.6	1,345.0
Gross profit	313.9	362.9	639.4	755.2

Operating expenses
Distribution	21.7	23.6	44.3	46.4
Research and development	23.7	22.0	48.4	48.7
Selling	129.5	136.5	259.2	282.7
Administration	100.0	113.0	215.0	225.2
Impairment charges	1.0	1.5	331.8	4.6
Restructuring	14.4	8.7	89.5	38.1
Other operating expense, net	—	12.2	—	17.2
Total operating expenses	290.5	317.5	988.3	662.9

Operating income (loss)	23.5	45.4	(348.9)	92.3

Interest expense, net	38.4	39.6	79.3	78.6
Other (income) expense, net	(120.5)	2.6	(126.5)	2.2
Loss on extinguishment of debt	0.1	—	1.4	—
Income (loss) from continuing operations before income taxes	105.4	3.2	(303.1)	11.5
Income tax expense (benefit)	16.9	3.7	(1.8)	11.9
Income (loss) from continuing operations	88.5	(0.5)	(301.3)	(0.4)
Loss from discontinued operations, net of tax	(14.1)	(7.9)	(22.8)	(14.4)
Net income (loss)	$74.5	$(8.4)	$(324.1)	$(14.8)

Earnings (loss) per share
Basic
Continuing operations	$0.64	$(0.00)	$(2.17)	$—
Discontinued operations	(0.10)	(0.06)	(0.16)	(0.10)
Basic earnings (loss) per share	$0.54	$(0.06)	$(2.33)	$(0.10)
Diluted
Continuing operations	$0.63	$(0.00)	$(2.17)	$—
Discontinued operations	(0.10)	(0.06)	(0.16)	(0.10)
Diluted earnings (loss) per share	$0.53	$(0.06)	$(2.33)	$(0.10)

Weighted-average shares outstanding
Basic	139.1	138.2	138.9	138.0
Diluted	139.6	138.2	138.9	138.0

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income (loss)	$74.5	$(8.4)	$(324.1)	$(14.8)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(20.9)	150.4	(36.1)	263.9
Change in fair value of derivative financial instruments, net of tax	1.2	(4.8)	9.0	(26.0)
Change in post-retirement and pension liability, net of tax	(0.1)	(0.2)	(0.6)	(0.5)
Other comprehensive income (loss), net of tax	(19.8)	145.4	(27.6)	237.4
Comprehensive income (loss)	$54.7	$137.0	$(351.7)	$222.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	June 27, 2026	December 31, 2025
Assets
Cash and cash equivalents	$399.7	$531.6
Accounts receivable, net of allowance for credit losses of $3.9 and $6.5, respectively	709.9	612.8
Inventories	1,064.5	1,149.0
Prepaid expenses and other current assets	277.7	231.4
Current assets held for sale	—	272.6
Total current assets	2,451.7	2,797.4
Property, plant and equipment, net	849.0	898.7
Operating lease assets	156.0	167.8
Goodwill and indefinite-lived intangible assets	1,697.6	2,054.7
Definite-lived intangible assets, net	2,190.2	2,351.5
Deferred income taxes	6.3	3.3
Other non-current assets	258.6	261.8
Total non-current assets	5,157.7	5,737.8
Total assets	$7,609.5	$8,535.2
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$400.4	$474.5
Payroll and related taxes	153.2	112.2
Accrued customer programs	109.4	111.4
Other accrued liabilities	265.4	216.1
Accrued derivative liabilities	86.2	14.5
Accrued income taxes	28.8	20.8
Current indebtedness	11.4	36.6
Current liabilities held for sale	—	26.8
Total current liabilities	1,054.8	1,012.9
Non-current liabilities
Long-term debt, less current portion	3,283.4	3,603.6
Deferred income taxes	146.7	168.9
Other non-current liabilities	608.8	814.3
Total non-current liabilities	4,038.9	4,586.8
Total liabilities	5,093.7	5,599.7
Contingencies - Refer to Note 16
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	6,540.5	6,608.2
Accumulated other comprehensive income (loss)	(22.8)	4.8
Retained earnings (accumulated deficit)	(4,001.9)	(3,677.5)
Total shareholders’ equity	2,515.8	2,935.5
Total liabilities and shareholders' equity	$7,609.5	$8,535.2

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	138.7	137.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2024	136.5	$6,733.9	$(162.4)	$(2,252.1)	$4,319.4
Net loss	—	—	—	(6.4)	(6.4)
Other comprehensive income	—	—	92.0	—	92.0
Restricted stock plan	1.2	—	—	—	—
Compensation for restricted stock	—	11.6	—	—	11.6
Cash dividends, $0.29 per share	—	(40.6)	—	—	(40.6)
Shares withheld for payment of employees' withholding tax liability	(0.5)	(12.0)	—	—	(12.0)
Balance at March 29, 2025	137.2	$6,692.9	$(70.4)	$(2,258.5)	$4,364.0

Net loss	—	—	—	(8.4)	(8.4)
Other comprehensive income	—	—	145.4	—	145.4
Restricted stock plan	0.6	—	—	—	—
Compensation for restricted stock	—	16.8	—	—	16.8
Cash dividends, $0.29 per share	—	(39.8)	—	—	(39.8)
Shares withheld for payment of employees' withholding tax liability	(0.2)	(5.7)	—	—	(5.7)
Balance at June 28, 2025	137.6	$6,664.2	$75.0	$(2,266.9)	$4,472.3

	Ordinary Shares Issued		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2025	137.6	$6,608.2	$4.8	$(3,677.5)	$2,935.5
Net loss	—	—	—	(398.6)	(398.6)
Other comprehensive income	—	—	(7.8)	—	(7.8)
Restricted stock plan	0.8	—	—	—	—
Compensation for restricted stock	—	14.4	—	—	14.4
Cash dividends, $0.29 per share	—	(41.7)	—	—	(41.7)
Shares withheld for payment of employees' withholding tax liability	(0.3)	(2.8)	—	—	(2.8)
Balance at March 28, 2026	138.1	$6,578.1	$(3.0)	$(4,076.3)	$2,498.8

Net income	—	—	—	74.5	74.5
Other comprehensive income	—	—	(19.8)	—	(19.8)
Restricted stock plan	1.0	—	—	—	—
Compensation for restricted stock	—	6.8	—	—	6.8
Cash dividends, $0.29 per share	—	(40.1)	—	—	(40.1)
Shares withheld for payment of employees' withholding tax liability	(0.4)	(4.2)	—	—	(4.2)
Balance at June 27, 2026	138.7	$6,540.5	$(22.8)	$(4,001.9)	$2,515.8

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 27, 2026	June 28, 2025
Cash Flows From (For) Operating Activities
Net income (loss)	$(324.1)	$(14.8)
Adjustments to derive cash flows:
Depreciation and amortization	179.1	166.2
Restructuring charges	84.9	35.0
Share-based compensation	21.2	28.4
Impairment charges	331.8	4.6
Amortization of debt discount	4.1	4.4
Deferred income taxes	(19.3)	9.6
(Gain) loss on sale of business	(129.5)	1.6
Amortization on hedging instruments	(10.3)	(12.6)
Other non-cash adjustments, net	(8.7)	1.2
Subtotal	129.3	223.6
Increase (decrease) in cash due to:
Inventories	74.2	(97.4)
Accrued income taxes	(13.4)	(54.5)
Payroll and related taxes	(45.0)	(23.6)
Accounts payable	(66.8)	(19.9)
Accrued customer programs	0.5	(0.6)
Other accrued liabilities	44.4	(29.3)
Accounts receivable	(102.3)	(5.9)
Other long term liabilities	2.6	2.4
Prepaid expenses and other current assets	(54.6)	16.6
Subtotal	(160.3)	(212.2)
Net cash (for) from operating activities	(31.0)	11.4
Cash Flows From (For) Investing Activities
Net proceeds from sale of businesses	362.9	14.4
Asset acquisitions, net	—	(1.5)
Additions to property, plant and equipment	(28.1)	(44.7)
Other investing, net	2.2	2.3
Net cash from (for) investing activities	337.0	(29.5)
Cash Flows From (For) Financing Activities
Payments on long-term debt	(759.3)	(17.6)
Cash dividends	(80.1)	(79.5)
Borrowings of revolving credit agreements and other financing, net	427.6	—
Payments for debt issuance costs	(5.5)	—
Shares used to settle taxes	(7.0)	(17.7)
Other financing, net	(9.9)	(1.0)
Net cash for financing activities	(434.2)	(115.8)
Effect of exchange rate changes on cash and cash equivalents	(6.1)	29.3
Net decrease in cash and cash equivalents	(134.2)	(104.6)
Cash and cash equivalents of continuing operations, beginning of period	531.6	558.8
Cash and cash equivalents held for sale, beginning of period	2.3	—
Less cash and cash equivalents held for sale, end of period	—	—
Cash and cash equivalents of continuing operations, end of period	$399.7	$454.2

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

Our Oral Care product category and Other product category, which includes our Dermacosmetics Business (refer to Note 3), are together disclosed as “All Other.”

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

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Balance at beginning of period	$4.3	$5.4	$6.5	$6.0
Provision for credit losses, net	0.3	2.3	0.5	2.1
Receivables written-off	(0.7)	(1.7)	(3.0)	(2.3)
Recoveries collected	—	0.1	0.1	0.1
Currency translation adjustment	—	0.4	(0.1)	0.6
Balance at end of period	$3.9	$6.5	$3.9	$6.5

NOTE 2 - REVENUE RECOGNITION

The following is a summary of our net sales by category (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Self Care
Upper Respiratory	$178.4	$181.3	$375.7	$396.0
Digestive Health	115.7	119.8	212.4	232.6
Healthy Lifestyle	157.8	154.7	300.6	311.7
Pain & Sleep	124.6	142.8	231.2	272.5
Total Self Care	$576.6	$598.6	$1,119.9	$1,212.8

Specialty Care
Skin Health	$161.8	$170.3	$313.7	$319.9
Women's Health	64.8	62.7	119.9	112.3
Total Specialty Care	$226.6	$233.1	$433.6	$432.2

Infant Formula	$100.9	$82.0	$190.6	$169.8

All Other(1)	$118.6	$142.7	$247.8	$285.4
Total net sales	$1,022.8	$1,056.3	$1,992.0	$2,100.2
(1) Consists primarily of Oral Care, Dermacosmetics Business prior to sale (refer to Note 3 for details) and other miscellaneous or otherwise uncategorized product lines, none of which is greater than 10% of the segment net sales.

Perrigo Company plc - Item 1
Note 2
The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	June 27, 2026	December 31, 2025
Short-term contract assets	Prepaid expenses and other current assets	$40.1	$37.3

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
U.S.	$626.4	$610.9	$1,180.8	$1,220.2
Europe(2)	371.7	421.7	763.1	833.9
All other countries(3)	24.7	23.7	48.1	46.1
Total net sales	$1,022.8	$1,056.3	$1,992.0	$2,100.2
(1) The net sales by geography are derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $7.7 million and $11.8 million for the three and six months ended June 27, 2026, respectively, and $9.8 million and $20.8 million for the three and six months ended June 28, 2025, respectively. Refer to Note 3 for details regarding the divestment of the Dermacosmetics Business impacting net sales in Europe.
(3) Includes net sales generated primarily in Australia and Canada.
NOTE 3 - DIVESTITURES

Divestitures During the Three Months Ended June 27, 2026

Dermacosmetics Business

On April 30, 2026, the sale of the Dermacosmetics Business was completed for total consideration of $362.9 million, net of cash delivered. The transaction consists of €305.6 million, or $358.5 million, in upfront cash, $6.2 million of proceeds received for inventory on hand, less $1.8 million of cash delivered. The transaction also stipulates up to an additional €27.0 million contingent on the achievement of net sales milestones, of which €18.0 million is remaining through 2027. The sale resulted in a pre-tax gain of $129.5 million recorded in Other (income) expense, net on the Consolidated Statements of Operations. Brands sold in the transaction include ACO, Biodermal, and Iwostin.

The assets associated with this business were not included in any of our reporting segments and therefore were reported in All Other. The estimated fair value less costs to sell of the Dermacosmetics Business exceeded its carrying value. As such, no impairment charge was recorded during the year ended December 31, 2025 or the six months ended June 27, 2026.

Divestitures During the Three Months Ended June 28, 2025

Richard Bittner Business

On April 11, 2025, we completed the sale of the Richard Bittner Business AG, an Austrian contract manufacturing entity (the "Richard Bittner Business") to HBI Health & Beauty Innovations Limited for total consideration of $14.4 million, net of cash delivered. The sale resulted in a pre-tax loss of $1.6 million, net of professional fees, recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations within our Self Care segment.

The assets associated with this business were reported within our Self Care segment. We determined the carrying value of the net assets held for sale of this business exceeded their fair value less costs to sell, resulting in a total impairment charge of $3.1 million during the six months ended June 28, 2025, inclusive of a goodwill impairment charge of $1.2 million.

Perrigo Company plc - Item 1
Note 4
NOTE 4 - DISCONTINUED OPERATIONS

Our discontinued operations primarily consist of our former Rx segment, which held our prescription pharmaceuticals business in the U.S. and our pharmaceuticals and diagnostic businesses in Israel (collectively, the “Rx business”).

In connection with the sale of the Rx business, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 16 under the header “Price-Fixing Lawsuits”) and opioid matters and the Company’s Albuterol recall, subject to, in each case, Altaris Capital Partners, LLC (“Altaris”) obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on Altaris' obligation of $50.0 million. As of June 27, 2026, the loss accrual for litigation contingencies reflected on the Condensed Consolidated Balance Sheets in Other accrued liabilities included $67.0 million related to price-fixing lawsuits. A recovery receivable was recorded for fifty percent of this liability as of June 27, 2026 reflected on the Condensed Consolidated Balance Sheets in Prepaid expenses and other current assets.

Current and prior period reported net loss from discontinued operations primarily relates to the provision for litigation contingencies.

NOTE 5 - INVENTORIES

Major components of inventory were as follows (in millions):

	June 27, 2026	December 31, 2025
Finished goods	$655.2	$685.6
Work in process	206.7	259.4
Raw materials	202.6	204.0
Total inventories	$1,064.5	$1,149.0

NOTE 6 - INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	June 27, 2026	December 31, 2025
Fair value method(1)	Other non-current assets	$0.9	$0.9
Equity method	Other non-current assets	$23.2	$23.4
(1) Measured using the Net Asset Value practical expedient.

The following table summarizes the (income) loss recognized in earnings of our equity securities (in millions):

		Three Months Ended		Six Months Ended
Measurement Category	Income Statement Location	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Fair value method	Other operating expense, net	$—	$(0.1)	$—	$(0.1)
Equity method	Other operating expense, net	$0.3	$0.4	$0.2	$0.5

Perrigo Company plc - Item 1
Note 7

NOTE 7 - LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	June 27, 2026	December 31, 2025
Operating	Operating lease assets	$156.0	$167.8
Finance	Other non-current assets	10.1	11.5
Total		$166.2	$179.3

Liabilities	Balance Sheet Location	June 27, 2026	December 31, 2025
Current
Operating	Other accrued liabilities	$25.4	$25.7
Finance	Current indebtedness	1.5	1.8
Non-Current
Operating	Other non-current liabilities	138.5	151.5
Finance	Long-term debt, less current portion	10.5	11.5
Total		$176.0	$190.5

Expenses related to leases were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Operating leases(1)	$13.0	$12.2	$23.2	$23.9

Finance leases
Amortization	$0.5	$0.6	$1.0	$1.2
Interest	0.1	0.1	0.2	0.2
Total finance leases	$0.6	$0.7	$1.2	$1.4
(1) Includes short-term leases and variable lease costs, which are immaterial.

The annual future maturities of our leases as of June 27, 2026 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2026	$15.9	$1.0	$16.9
2027	30.6	1.8	32.4
2028	24.9	1.8	26.7
2029	21.0	1.7	22.7
2030	15.8	1.6	17.4
After 2030	83.4	5.8	89.2
Total lease payments	$191.6	$13.8	$205.4
Less: Interest	27.7	1.7	29.4
Present value of lease liabilities	$163.9	$12.1	$176.0

Perrigo Company plc - Item 1
Note 7

Our weighted average lease terms and discount rates are as follows:

	June 27, 2026	June 28, 2025
Weighted-average remaining lease term (in years)
Operating leases	8.81	9.01
Finance leases	7.59	8.52
Weighted-average discount rate
Operating leases	4.0%	4.0%
Finance leases	3.5%	3.5%

Our lease cash flow classifications are as follows (in millions):

	Six Months Ended
	June 27, 2026	June 28, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$17.0	$18.6
Operating cash flows for finance leases	$0.2	$0.2
Financing cash flows for finance leases	$0.9	$1.2

Leased assets used in exchange for new finance lease liabilities	$(0.3)	$—
Leased assets obtained in exchange for new operating lease liabilities	$4.2	$1.3

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reporting segment, were as follows (in millions):

	December 31, 2025	Impairments	Currency translation adjustments	June 27, 2026
Self Care	$1,113.9	$—	$(13.6)	$1,100.3
Specialty Care	682.8	(77.4)	(11.6)	593.8
Infant Formula	66.3	(66.3)	—	—
All Other	187.2	(187.2)	—	—
Total goodwill	$2,050.1	$(330.8)	$(25.3)	$1,694.1

Reporting Unit Goodwill

Women’s Health, Infant Formula, and Oral Care Reporting Units

During the three months ended March 28, 2026, we changed our reporting segments to align with organizational structure changes intended to further enhance the execution of our strategic priorities. As a result of the change, we prepared a quantitative goodwill impairment test under the previous and newly established reporting units. We determined the carrying value of the Women’s Health, Infant Formula, and Oral Care reporting units exceeded their respective fair values. We recorded goodwill impairment charges of $77.4 million, $66.3 million, and $187.2 million in Women’s Health, Infant Formula, and Oral Care reporting units, respectively. This resulted in $107.1 million remaining goodwill in the Women’s Health reporting unit as of March 28, 2026, which is reported within the Specialty Care segment. The goodwill related to Infant Formula and Oral Care reporting units are fully impaired, and the respective goodwill balances for these reporting units have been reduced to zero.

Perrigo Company plc - Item 1
Note 8

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following(1) (in millions):

	June 27, 2026		December 31, 2025
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$3.5	$—	$3.5	$—
In-process research and development	0.1	—	1.1	—
Total indefinite-lived intangibles	$3.5	$—	$4.6	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$99.3	$64.1	$109.5	$70.1
Developed product technology, formulations, and product rights	345.4	251.0	351.9	247.9
Customer relationships and distribution networks	1,753.2	1,213.0	1,845.5	1,257.2
Trademarks, trade names, and brands	2,344.6	824.1	2,446.3	826.5
Non-compete agreements	—	—	2.1	2.1
Total definite-lived intangibles	$4,542.5	$2,352.3	$4,755.3	$2,403.8
Total intangible assets	$4,546.0	$2,352.3	$4,759.9	$2,403.8
(1) Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

We recorded amortization expense of $54.5 million and $109.0 million for the three and six months ended June 27, 2026, respectively, and $56.6 million and $111.4 million for the three and six months ended June 28, 2025, respectively.

NOTE 9 - FAIR VALUE MEASUREMENTS

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	June 27, 2026			December 31, 2025
Measured at fair value on a recurring basis:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$—	$2.9	$—	$—	$2.4	$—
Interest rate swap agreements	—	—	—	—	1.1	—
Total assets	$—	$2.9	$—	$—	$3.5	$—

Liabilities:
Foreign currency forward contracts	$—	$16.1	$—	$—	$14.5	$—
Cross-currency swaps	—	192.8	—	—	265.6	—
Interest rate swap agreements	—	17.7	—	—	32.8	—
Total liabilities	$—	$226.6	$—	$—	$312.9	$—

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$107.1	$—	$—	$2,050.1
Definite-lived intangible assets	—	—	—	—	—	5.5
Equity method investments	—	—	—	—	—	3.5
Total assets	$—	$—	$107.1	$—	$—	$2,059.1
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

Perrigo Company plc - Item 1
Note 9

There were no transfers within Level 3 fair value measurements during the three and six months ended June 27, 2026 or the year ended December 31, 2025 (refer to Note 10 for a discussion of derivatives).

Non-recurring Fair Value Measurements

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period presented.

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

Perrigo Company plc - Item 1
Note 9

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

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	June 27, 2026	December 31, 2025
Public Bonds	Level 1	Level 1
Carrying value (excluding discount)	$2,257.8	$2,270.5
Fair value	$2,074.3	$2,149.8

The fair values of our public bonds for all periods were based on quoted market prices.

The carrying amounts of our other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt, revolving credit agreements, and variable rate long-term debt, approximate their fair value.

NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Swaps

We have $712.5 million notional amount of variable-to-fixed interest rate swaps used to economically hedge interest rate risk on a substantial portion of our Senior Secured Credit Facilities (as defined in Note 11). The interest rate swaps were designated as cash flow hedges to fix the variable interest rate. As a designated cash flow hedge, changes in fair value will be deferred in AOCI and recognized within Interest expense, net when interest is paid on the Senior Secured Credit Facilities.

As of June 27, 2026, the designated instruments used to hedge the exposure to variable interest on the Senior Secured Credit Facilities totaled $712.5 million notional amount which is effective through April 2029.

As of June 27, 2026, the undesignated economically offsetting interest rate swaps totaling $600.0 million are effective through April 2029.

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

As of June 27, 2026, of the total $2.3 billion notional amount, $1.0 billion, $300.0 million, $450.0 million, $380.0 million, and $200.0 million notional amounts are effective through April 2027, September 2028, November 2030, December 2030, and March 2033, respectively.

Other Hedging Instruments

The €350.0 million 2032 Notes (as defined in Note 11) are designated as a net investment hedge on our investment in European operations.

Perrigo Company plc - Item 1
Note 10

As a designated net investment hedge, gains and losses related to the EUR spot exchange rate will be deferred within the Cumulative Translation Adjustment, a component of AOCI, and recognized in the Condensed Consolidated Statements of Operations when the hedged EUR net investment is substantially liquidated.

Foreign Currency Forwards

Notional amounts of foreign currency forward contracts were as follows (in millions):

	June 27, 2026	December 31, 2025
European Euro (EUR)	$397.9	$50.1
United States Dollar (USD)	111.3	160.6
British Pound (GBP)	106.1	148.1
Polish Zloty (PLZ)	58.3	43.3
Danish Krone (DKK)	39.4	56.8
Canadian Dollar (CAD)	15.1	21.2
Swedish Krona (SEK)	11.2	48.6
Hungarian Forint (HUF)	11.2	11.0
Chinese Yuan (CNH)	11.0	16.3
Norwegian Krone (NOK)	—	4.6
Other(1)	8.5	18.1
Total	$769.8	$578.7
(1) Number consists of notional amounts of various currencies, none of which individually exceed $10.0 million in either year presented.

The maximum term of our forward currency exchange contracts is 60 months.

On August 1, 2025, we entered into a deal-contingent EUR/USD forward contract of €300 million to hedge foreign exchange risk related to the proceeds expected for the planned divestiture of our Dermacosmetics Business (refer to Note 3 for additional details). The contract was contingent on the successful closing of the transaction, which occurred on April 30, 2026. Gains or losses on the derivatives due to changes in the EUR/USD exchange rate prior to the close of the divestiture were economically offset at closing in the final settlement of the euro-denominated Dermacosmetics Business purchase price. The total settlement loss was $5.6 million of which we recorded a loss of $4.8 million and a gain of $3.2 million during the three and six months ended June 27, 2026, respectively, and a loss of $8.8 million during the twelve months ended December 31, 2025 in Other (income) expense, net on the Condensed Consolidated Statements of Operations.

Perrigo Company plc - Item 1
Note 10

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects.

The balance sheet location and gross fair value of our derivative instruments were as follows (in millions):

	Balance Sheet Location	June 27, 2026	December 31, 2025
Designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.9	$0.3
Interest rate swap agreements	Other non-current assets	—	1.1
Total designated derivative assets		$0.9	$1.4
Non-designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2.0	$2.1
Total non-designated derivatives		$2.0	$2.1
Designated derivative liabilities:
Foreign currency forward contracts	Accrued derivative liabilities	$2.2	$1.1
Cross-currency swaps	Accrued derivative liabilities	70.1	—
Cross-currency swaps	Other non-current liabilities	122.7	265.6
Interest rate swap agreements	Other non-current liabilities	8.7	22.0
Total designated derivative liabilities		$203.7	$288.7
Non-designated derivative liabilities:
Foreign currency forward contracts	Accrued derivative liabilities	$13.9	$13.4
Interest rate swap agreements	Other non-current liabilities	9.0	10.8
Total non-designated derivative liabilities		$22.9	$24.2

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended		Six Months Ended
Non-Designated Derivatives	Income Statement Location	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Foreign currency forward contracts	Other (income) expense, net	$19.2	$0.3	$21.4	$(0.8)
Interest rate swap agreements	Interest expense, net	$—	$0.2	$—	$0.4

The following tables summarize the effect of derivative instruments designated as hedging instruments in AOCI (in millions):

Perrigo Company plc - Item 1
Note 10

		Gain or (Loss) Reclassified from AOCI into Earnings
		Related to Amounts Included in Effectiveness Testing		Related to Amounts Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI(1)	Location of Gain or (Loss)	Amount Reclassified(2)	Location of Gain or (Loss)	Amount Reclassified(2)
Three Months Ended June 27, 2026
Cash flow hedges
Interest rate swap agreements	$1.7	Interest expense, net	$0.2	Interest expense, net	$—
Foreign currency forward contracts	(0.3)	Net sales	0.2	Net sales	—
		Cost of sales	(0.4)	Cost of sales	—
				Other (income) expense, net	—
Total Cash flow hedges	$1.4		$—		$—

Net investment hedges
Cross-currency swaps	$19.1			Interest expense, net	$8.6
Euro Notes Due 2032	4.3
Total Net investment hedges	$23.4				$8.6

Six Months Ended June 27, 2026
Cash flow hedges
Interest rate swap agreements	$11.5	Interest expense, net	$1.4	Interest expense, net	$—
Foreign currency forward contracts	(1.2)	Net sales	0.1	Net sales	0.1
		Cost of sales	(1.1)	Cost of sales	—
				Other (income) expense, net	—
Total Cash flow hedges	$10.3		$0.5		$0.1

Net investment hedges
Cross-currency swaps	$74.3			Interest expense, net	$16.8
Euro Notes Due 2032	12.5
Total Net investment hedges	$86.8				$16.8

Three Months Ended June 28, 2025
Cash flow hedges
Interest rate swap agreements	$(5.0)	Interest expense, net	$4.4	Interest expense, net	$—
Foreign currency forward contracts	2.8	Net sales	0.1	Net sales	(0.1)
		Cost of sales	0.1	Cost of sales	—
				Other (income) expense, net	(0.1)
Total Cash flow hedges	$(2.2)		$4.6		$(0.2)

Net investment hedges
Cross-currency swaps	$(169.0)			Interest expense, net	$9.5
Euro Notes Due 2032	(31.0)
Total Net investment hedges	$(200.0)				$9.5

Six Months Ended June 28, 2025
Cash flow hedges
Interest rate swap agreements	$(16.1)	Interest expense, net	$9.1	Interest expense, net	$—
Foreign currency forward contracts	3.3	Net sales	0.1	Net sales	(0.1)
		Cost of sales	0.4	Cost of sales	0.1
				Other (income) expense, net	(0.1)
Total Cash flow hedges	$(12.8)		$9.6		$(0.1)

Net investment hedges
Cross-currency swaps	$(228.9)			Interest expense, net	$18.9
Euro Notes Due 2032	(47.4)
Total Net investment hedges	$(276.3)				$18.9
(1) Net income of $35.1 million is expected to be reclassified out of AOCI into earnings during the next 12 months.
(2) For additional details about the effect of the amounts reclassified from AOCI refer to Note 13.

Perrigo Company plc - Item 1
Note 10

The classification and amount of gain/(loss) recognized in earnings related to fair value and hedging relationships on the Condensed Consolidated Statement of Operations were as follows (in millions):

	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Three Months Ended June 27, 2026
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,022.8	$708.9	$38.4	$(120.5)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain reclassified from AOCI into earnings	$0.2	$(0.4)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$—	$—	$—
Interest rate swap agreements
Amount of gain reclassified from AOCI into earnings	$—	$—	$0.2	$—

Six Months Ended June 27, 2026
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,992.0	$1,352.6	$79.3	$(126.5)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain reclassified from AOCI into earnings	$0.1	$(1.1)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.1	$—	$—	$—
Interest rate swap agreements
Amount of gain reclassified from AOCI into earnings	$—	$—	$1.4	$—

Three Months Ended June 28, 2025
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,056.3	$693.4	$39.6	$2.6

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain reclassified from AOCI into earnings	$0.1	$0.1	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.1)	$—	$—	$(0.1)
Interest rate swap agreements
Amount of gain reclassified from AOCI into earnings	$—	$—	$4.4	$—

Six Months Ended June 28, 2025
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$2,100.2	$1,345.0	$78.6	$2.2

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI into earnings	$0.1	$0.4	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.1)	$0.1	$—	$(0.1)
Interest rate swap agreements
Amount of gain reclassified from AOCI into earnings	$—	$—	$9.1	$—

Perrigo Company plc - Item 1
Note 11

NOTE 11 - INDEBTEDNESS

Total borrowings are summarized as follows (in millions):

			June 27, 2026	December 31, 2025
Revolvers
	2026 Revolver due March 20, 2031(1)		$92.6	$—
	Total revolvers		$92.6	$—
Term loans
	Term A Loans due April 20, 2027(1)		$—	$421.9
	Term B Loans due April 20, 2029(1)		970.0	972.4
	Total term loans		$970.0	$1,394.3
Notes and Bonds
	Coupon	Due
	5.150%	June 15, 2030	$750.0	$750.0
*	5.375%	September 30, 2032(2)	398.4	411.1
	6.125%	September 30, 2032(2)	715.0	715.0
	5.300%	November 15, 2043	90.5	90.5
	4.900%	December 15, 2044	303.9	303.9
	Total notes and bonds		$2,257.8	$2,270.5
Other financing			11.8	12.9
Unamortized discount			(17.7)	(19.7)
Deferred financing fees			(19.7)	(17.8)
Total borrowings outstanding			$3,294.8	$3,640.2
	Current indebtedness		(11.4)	(36.6)
Total long-term debt less current portion			$3,283.4	$3,603.6
(1)    Discussed collectively herein as the "Senior Secured Credit Facilities".
(2)     Discussed below collectively as the “2032 Notes”.
* Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

Credit Agreements

On April 20, 2022, we and our indirect wholly owned subsidiary, Perrigo Investments, LLC (the “Borrower”) entered into the senior secured credit facilities, which consisted of (i) a $1.0 billion five-year revolving credit facility (the “Revolver”), (ii) a $500.0 million five-year Term Loan A facility (the “Term Loan A Facility” and the Term A Loans thereunder, the “Term A Loans”), and (iii) a $1.1 billion seven-year Term Loan B facility (the “Term Loan B Facility” and the Term B Loans thereunder borrowed on April 20, 2022, the “2022 Term B Loans”, pursuant to a Credit Agreement (the “Credit Agreement”).

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

Perrigo Company plc - Item 1
Note 11

On March 20, 2026, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with Perrigo Investments, the other subsidiaries of the Company named therein, JPMorgan Chase Bank, N.A. and J. P. Morgan SE, as administrative agent, JPMorgan Chase Bank, N.A., as collateral agent and the other lenders party thereto. The Amended and Restated Credit Agreement amends and restates the Credit Agreement to, among other things, (i) extend the maturity of the Revolving Facility (defined below), (ii) eliminate the credit spread adjustment applicable to loans under the Revolving Facility and (iii) amend such other provisions of the Credit Agreement for the benefit of the Company. The Amended and Restated Credit Agreement provides for a $1.0 billion revolving credit facility maturing on March 20, 2031 (the “Revolving Facility”) and a $972.4 million term loan B facility maturing on April 20, 2029 (the “Term Loan B Facility” and together with the Revolving Facility, the “Senior Secured Credit Facilities”). The outstanding balance and maturity date of the Term Loan B Facility remain unchanged under the Amended and Restated Credit Agreement. The Company used the proceeds from a drawdown on the Revolving Facility to prepay the Term A Loans (as defined in the Credit Agreement) in their entirety, together with any accrued and unpaid interest and fees thereon and pay any associated transaction costs.

The Senior Secured Credit Facilities are being incurred by Perrigo Investments and will continue to be guaranteed, along with any hedging or cash management obligations entered into with a lender, by the Company and certain other wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). Additionally, the Borrower and the Guarantor Subsidiaries provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Guarantor Subsidiaries, the Company and the Borrower provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.150% Notes due 2030, the 6.125% USD Notes due 2032, the 5.375% Euro Notes due 2032 and the 4.900% Notes due 2044 issued by Perrigo Finance.

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

Due to timing, no principal repayments were made on the Term Loan A Facility or Term Loan B Facility during the three months ended June 27, 2026. During the six months ended June 27, 2026, principal repayments of $424.3 million were made on the Term Loan A Facility and Term Loan B Facility.

Using proceeds received as a result of the Dermacosmetics Business divestment, a repayment was made in the amount of $335.0 million on the Revolving Facility during the three months ended June 27, 2026. As of June 27, 2026, borrowings outstanding under the Revolving Facility totaled $92.6 million. There were no borrowings outstanding under the Revolver as of December 31, 2025.

We were in compliance with all the covenants under our debt agreements as of June 27, 2026.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under “Other financing”. There were no material borrowings outstanding under the overdraft facilities as of June 27, 2026 or December 31, 2025.

We have financing leases that are reported in the above table under “Other financing” (refer to Note 7).

Perrigo Company plc - Item 1
Note 12

NOTE 12 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted earnings per share (“EPS”) calculation is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Numerator:
Income (loss) from continuing operations	$88.5	$(0.5)	$(301.3)	$(0.4)
Loss from discontinued operations, net of tax	(14.1)	(7.9)	(22.8)	(14.4)
Net income (loss)	$74.5	$(8.4)	$(324.1)	$(14.8)
Denominator:
Weighted average shares outstanding for basic EPS	139.1	138.2	138.9	138.0
Dilutive effect of share-based awards(1)	0.6	—	—	—
Weighted average shares outstanding for diluted EPS	139.6	138.2	138.9	138.0
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

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments, net of tax	Post-Employment Plan Adjustments, net of tax	Total AOCI
Balance at December 31, 2025	$(1.2)	$9.3	$(3.3)	$4.8
OCI before reclassifications	9.6	(19.3)	(0.6)	(10.2)
Amounts reclassified from AOCI	(0.6)	(16.8)	—	(17.4)
Other comprehensive income (loss)	$9.0	$(36.1)	$(0.6)	$(27.6)
Balance at June 27, 2026	$7.8	$(26.8)	$(3.9)	$(22.8)
For additional details about the effect of the amounts reclassified from AOCI refer to Note 10.
The tax effects on the net activity related to each component of other comprehensive income (loss), were as follows (in millions):

	Three Months Ended		Six Months Ended
Tax (benefit) expense	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Fair value of derivative financial instruments	$—	$(2.4)	$—	$(6.2)
Foreign currency translation adjustments	1.0	(53.5)	1.0	(72.3)
(Benefit) expense for income taxes related to other comprehensive income (loss)	$1.0	$(55.9)	$1.0	$(78.5)

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

NOTE 14 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, asset impairments, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended
	June 27, 2026
	Supply Chain Reinvention	Project Energize	Nutrition Network Optimization	Operational Enhancement Program	Total
Beginning balance	$—	$14.2	$20.5	$64.0	$98.7
Additional charges	1.1	2.6	14.8	(4.1)	14.4
Payments	(1.1)	(10.9)	(5.5)	(17.3)	(34.8)
Non-cash adjustments	—	(0.1)	—	(0.1)	(0.2)
Foreign currency effect	—	0.3	—	(1.7)	(1.4)
Ending balance	$—	$6.1	$29.8	$40.8	$76.7

	Six Months Ended
	June 27, 2026
	Supply Chain Reinvention	Project Energize	Nutrition Network Optimization	Operational Enhancement Program	Total
Beginning balance	$—	$24.3	$18.3	$2.6	$45.2
Additional charges	1.2	2.3	17.0	69.0	89.5
Payments	(1.2)	(15.5)	(5.5)	(27.9)	(50.1)
Non-cash adjustments	—	(3.3)	—	(1.3)	(4.6)
Foreign currency effect	—	(1.7)	—	(1.6)	(3.3)
Ending balance	$—	$6.1	$29.8	$40.8	$76.7

	Three Months Ended
	June 28, 2025
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Nutrition Network Optimization	Other Initiatives	Total
Beginning balance	$0.8	$1.6	26.7	$16.5	$—	$45.6
Additional charges	2.2	(1.5)	6.8	1.2	—	8.7
Payments	(1.7)	—	(8.5)	—	—	(10.2)
Non-cash adjustments	—	—	(2.8)	—	—	(2.8)
Foreign currency effect	(0.2)	(0.1)	—	—	$0.3	—
Ending balance	$1.1	$—	$22.2	$17.7	$—	$41.0

Perrigo Company plc - Item 1
Note14

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

The charges incurred during the three months ended June 27, 2026 were primarily associated with employee separation costs as a result of actions taken on Nutrition Network Optimization. The charges incurred during the six months ended June 27, 2026 were primarily associated with employee separation costs as a result of the Operational Enhancement Program. The charges incurred during the three months ended June 28, 2025 were primarily associated with employee separation costs as a result of actions taken on Project Energize. The charges incurred during the six months ended June 28, 2025 were primarily associated with employee separation costs as a result of actions taken on Nutrition Network Optimization and Project Energize.

Of the amount recorded during three months ended June 27, 2026, our Self Care and Specialty Care segments reversed charges in the amounts of $0.8 million and $3.8 million, respectively, due primarily to adjustments to employee separation costs related to the Operational Enhancement Program. Of the amount recorded during the six months ended June 27, 2026, our Self Care and Specialty Care segments incurred charges in the amounts of $35.8 million and $8.4 million, respectively, due primarily to employee separation costs related to the Operational Enhancement Program. Of the amount recorded during the three and six months ended June 27, 2026, $14.8 million and $22.5 million, respectively, related to our Infant Formula segment, due primarily to Nutrition Network Optimization. Charges totaling $5.0 million and $18.5 million during the three and six months ended June 27, 2026, respectively, primarily for separation costs associated with the Operational Enhancement Program were corporate costs not allocated to a reporting segment.

Of the amount recorded during the three and six months ended June 28, 2025, $3.8 million and $9.1 million, respectively, were related to our Self Care segment, due primarily to Project Energize, and $1.2 million and $3.0 million, respectively, related to our Specialty Care segment, due primarily to Project Energize, and $1.2 million and $17.7 million, respectively, related to our Infant Formula segment, due to Nutrition Network Optimization. Charges totaling $2.5 million and $8.0 million during the three and six months ended June 28, 2025, respectively, primarily for separation costs associated with Project Energize were corporate costs not allocated to a reporting segment.

There were no other material restructuring programs for the periods presented. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $76.7 million liability for employee severance benefits and consulting fees is expected to be mostly paid within the next year, with the exception of approximately $14 million of charges recorded for Nutrition Network Optimization, which are recorded as a long-term liability on the Condensed Consolidated Balance Sheets as they are not currently expected to be paid out until 2028.

NOTE 15 - INCOME TAXES

The effective tax rates were as follows:

Three Months Ended		Six Months Ended
June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
16.0%	115.7%	0.6%	103.6%

The effective tax rate on pre-tax income for the three months ended June 27, 2026, decreased when compared to the effective tax rate on pre-tax income for the three months ended June 28, 2025, primarily due to increases in our

Perrigo Company plc - Item 1
Note 15

reserves for uncertain tax positions in 2025 and changes in jurisdictional mix of earnings, offset by impacts related to the Dermacosmetics Business divestiture in 2026.

The effective tax rate on pre-tax loss for the six months ended June 27, 2026, decreased when compared to the effective tax rate on pre-tax income for the six months ended June 28, 2025, primarily due to a reduction in our reserves for uncertain tax positions in 2026, the impact of goodwill impairments in 2026, offset by impacts related to the Dermacosmetics Business divestiture in 2026 and increases in our reserves for uncertain tax positions in 2025.

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

Perrigo Company plc - Item 1
Note 15

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

On February 27, 2026, the IRS issued a NOPA proposing to reallocate income via transfer pricing adjustments arising from the activities of Perrigo Ireland for the 2016 through 2019 tax years. Although we strongly disagree with the IRS’s position and intend to pursue administrative and/or judicial remedies, the ultimate resolution is uncertain.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of June 27, 2026, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.

Price-Fixing Lawsuits Related to the Company's Former Rx Business

Beginning in 2016, the Company, along with other manufacturers, was named as a defendant in lawsuits in the United States and Canada generally alleging anticompetitive conduct with respect to the sale of generic drugs by the Company’s former Rx business. The complaints have been filed by putative classes of direct purchasers, end

Perrigo Company plc - Item 1
Note 16

payors, and indirect resellers, as well as individual direct and indirect purchasers that have opted out of the putative classes, including pharmacies, health insurers, hospitals, self-insured employers, retail customers and certain cities and counties. The complaints allege a conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers for various generic drugs in violation of federal and state antitrust and consumer protection laws. There are 50 complaints naming Perrigo entities as defendants that are currently pending in the MDL court and several other state and federal courts. Five additional complaints naming Perrigo entities as defendants were filed in 2025 by certain pharmacy chains, health insurers and self-insured employers. Perrigo was dismissed with prejudice from the case in Canada in February 2026.

While most of the class complaints involve alleged single-drug conspiracies, the three putative classes and many of the opt-out plaintiffs have each filed over-arching conspiracy complaints alleging that Perrigo and other manufacturers (and some individuals) entered into an “overarching conspiracy” that involved allocating customers, rigging bids, and raising, maintaining, and fixing prices for various products. The vast majority of the lawsuits described in this section have been consolidated in the In re Generic Pharmaceuticals Pricing Antitrust Litigation multidistrict litigation (“MDL”) MDL No. 2724 (United States District Court for the Eastern District of Pennsylvania).

The MDL Court initially designated three sets of cases to proceed as the first phase of “bellwethers,” meaning that they will proceed on a more expedited basis than the other cases in the MDL. Those cases are (a) class actions alleging “single drug” conspiracies, one set involving Clobetasol and one set involving Clomipramine; and (b) the third Complaint filed by the State Attorneys General alleging an overarching conspiracy concerning various topical products (described below). Perrigo was initially named as a defendant in the Clobetasol class bellwether cases, but the classes voluntarily dismissed their claims against Perrigo relating to “single drug” conspiracies involving Clobetasol in May 2023. The court certified classes of direct and “end-user” customers of the products at issue in the bellwether class cases on March 7, 2025. The Third Circuit accepted an appeal of the class certification decisions in the class bellwether cases on June 17, 2025. That appeal remains pending. All district court proceedings in those cases are stayed pending resolution of that appeal. Summary judgment motions in the State bellwether case were initially filed in September 2024, and briefing on those motions is complete. The district court denied motions for summary judgment concerning claim splitting, the alleged overarching conspiracy and statutes of limitations and granted in part and denied in part a motion for summary judgment concerning the damages, civil penalties, and other remedies that the states may seek. Several additional summary judgment motions, including Perrigo's company-specific summary judgment motion, remain to be decided. The case is set for trial beginning on February 3, 2027.

On October 15, 2024, the MDL Court selected the first multi-drug complaint brought by direct action plaintiff Humana, Inc., which names Perrigo as a defendant, to proceed in the second phase of bellwether cases in the MDL. In June 2026, Perrigo reached an agreement to settle the claims asserted by Humana in that bellwether case and two other cases filed by Humana.

On September 26, 2025, the MDL Court selected three additional multi-drug complaints brought by direct action plaintiffs Kroger Co., Cigna Corp., and CVS Pharmacy, Inc., each of which names Perrigo as a defendant, to proceed in the third phase of bellwether cases in the MDL. The Court in February 2026 issued orders designating portions of the complaints in the Kroger and Cigna cases as bellwethers with the trials in those bellwethers set to start in August 2027 and January 2028, respectively, and setting schedules for the remaining pretrial deadlines in those cases. No trial date has been set for the CVS bellwether case.

As of June 27, 2026, we reported a liability for the claims listed in the “Price-Fixing Lawsuits Related to the Company's Former Rx Business” section above for the reasonable estimates of probable loss (refer to Note 4). We intend to defend each of these lawsuits vigorously.

Securities Litigation

In the United States (cases related to events in 2023-2025)

On November 17, 2025, a purported securities class action complaint was filed against the Company and our current CFO, Eduardo Bezerra, former CEO, Patrick Lockwood-Taylor, and former CEO, Murray Kessler, in the U.S. District Court for the Southern District of New York (Tanner French v. Perrigo Company plc, et al., filed 11/17/2025). The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on statements made by the Company and its current and former executives related to our infant formula business and the strategic review of the business announced in November 2025 on behalf of a purported class of shareholders for the period from November 1, 2022 through November 5, 2025, inclusive.

Perrigo Company plc - Item 1
Note 16

Pursuant to the Private Securities Litigation Reform Act of 1995, on February 13, 2026, the Court appointed the International Brotherhood of Teamsters Local No. 710 Pension Fund as Lead Plaintiff and approved Cohen Milstein to serve as lead counsel for the proposed class. On May 1, 2026, Lead Plaintiff filed an Amended Complaint. We intend to defend the lawsuit vigorously.

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in a variety of state courts alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to alleged asbestos contamination of the raw material talc. The majority of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. As of the date of these financial statements, the Company is currently named in approximately 220 pending lawsuits seeking compensatory and punitive damages. This number reflects recent group resolutions. Nationwide the number of new cases against manufacturers and retailers of talc-containing products alleging injury related to asbestos-contaminated talc continues to grow. The rate of filings against the Company is consistent with this trend and has increased as well; approximately 115 new complaints were filed against the Company in the first half of 2026. The Company has several defenses and continues to both vigorously defend these lawsuits and explore various means of expeditiously resolving these claims before trial, including through dismissals and settlements of certain plaintiffs' claims. Trials for these lawsuits are currently scheduled throughout 2026 and 2027. There are currently over 30 trials set for these cases through the end of 2026. The Company continues to evaluate these cases and vigorously defend itself against such claims while pursuing resolution of certain of the claims, including through dismissals and settlement. The Company’s retailer customers that are also named in the litigation are seeking indemnity from the Company, including for their defense costs and liability relating to these cases.

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

In February 2020, the resulting actions involving Zantac® and other ranitidine products were transferred for coordinated pretrial proceedings to an MDL (In re Zantac®/Ranitidine Products Liability Litigation, MDL No. 2924) in the U.S. District Court for the Southern District of Florida. The Company successfully moved to dismiss the first set of Master Complaints in the MDL based on federal preemption, which the Court granted without prejudice.

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

Perrigo Company plc - Item 1
Note 16

Other than the MDL and state court matters that have been dismissed at the trial court level, as of the date of these financial statements, the Company was also named in approximately 190 personal injury lawsuits in the state of California. In November 2024, the Company reached a settlement in principle in each of the remaining Ranitidine California state court lawsuits. The pending settlement is for an immaterial amount and is expected to be fully funded by insurance.

In March 2025, a New Mexico state court granted in full Perrigo’s Motion to Dismiss a ranitidine action against the Company by the New Mexico Attorney General based on nuisance and negligence theories for lack of personal jurisdiction. The New Mexico Attorney General did not appeal that decision, which ended the case against the Company. With the dismissal of the New Mexico action, there are no active lawsuits against the Company with respect to ranitidine at the trial court level, in state or federal court.

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

The appeals before the Second Circuit were fully briefed and argument was held on November 17, 2025. On July 13, 2026, the Second Circuit issued an Order vacating the MDL Court’s Orders excluding each of Plaintiffs’ general causation expert witnesses pursuant to Rule 702. The Second Circuit held that the MDL Court exceeded its discretion as gatekeeper in excluding three of Plaintiffs’ original five experts including their primary epidemiology expert, but found that the MDL Court was within its discretion in excluding the remaining two experts in pharmacology and teratology. The Second Circuit also concluded that the MDL Court correctly declined to dismiss the cases on the grounds that the Plaintiffs’ failure to warn claims were preempted, based on warnings requirements. If no appellate relief is sought by a party or is denied, the cases will be remanded to the MDL Court for further proceedings consistent with the Second Circuit opinion. Currently, it is not possible to assess reliably the outcome of these cases or reasonably estimate any potential future financial impact on the Company.

There are state court actions pending in California, Illinois and Florida against the manufacturers of Tylenol, and against certain retailer defendants for the sale of store brand acetaminophen. At this time, the Company is not named in any state court action, and no state court case has proceeded to trial.

Phenylephrine

In September 2023, the Food and Drug Administration’s (“FDA”) Advisory Committee on Nonprescription Drugs issued an advisory opinion calling into question the efficacy of orally administered phenylephrine (“PE”) containing products as a nasal decongestant. While the FDA itself has thus far taken no action in response to the Advisory Committee opinion, several putative class action lawsuits were filed asserting various economic injury claims to consumers. These actions were consolidated into an MDL (In re: Oral Phenylephrine Marketing and Sales Practices

Perrigo Company plc - Item 1
Note 16

Litigation, MDL No. 3089), pending in the U.S. District Court for the Eastern District of New York. The Court permitted Plaintiffs to file a streamlined and consolidated bellwether complaint for purposes of testing the Plaintiffs’ case and enabling briefing on threshold issues. Defendants filed a consolidated motion to dismiss, and the Court heard oral argument in September 2024. In October 2024, the Court dismissed in its entirety Plaintiffs’ Streamlined and Consolidated Bellwether Complaint, finding that all of Plaintiffs’ claims regarding PE were preempted by federal law, and separately dismissing Plaintiffs’ RICO claims for lack of standing. Final judgment was entered and Plaintiff filed a Notice of Appeal to the Second Circuit. Appellate briefing is complete, and oral argument was held on March 4, 2026. The Second Circuit issued its decision on July 30, 2026. The Court affirmed dismissal of the majority of Plaintiffs’ state law claims on preemption grounds and dismissed the RICO claims entirely. The Court vacated dismissal of the “Maximum Strength” labeling claims and any claims relating to NDA-approved PE products, remanding both for further proceedings.

Individual arbitrations involving similar efficacy allegations have also been threatened or initiated against certain retailers in various arbitral forums. Some of the Company's retail customers sought indemnity and defense costs from the Company relating to these cases. Agreements are in place to resolve these matters.

PLD & Conry Litigation

Perrigo Company plc, L. Perrigo Company, and PBM Nutritionals, LLC (collectively, the “Perrigo Defendants”) are defendants in two pending litigations, P&L Development, LLC v. Gerber Products Company, et al. (the “PLD Action”), and Conry, et al. v. Gerber Products Company, et al. (the “Conry Action” and together with the PLD Action, the “Actions”), both of which are pending in the U.S. District Court for the Eastern District of New York. The PLD Action was brought by P&L Development, LLC (“PLD”), and the Conry Action was brought by a proposed class of Store Brand infant formula purchasers (the “Conry Plaintiffs”). Gerber Products Company (“Gerber”) is a co-defendant in both Actions. The Actions involve allegations that PLD entered into a memorandum of understanding with Gerber for Gerber to supply PLD with infant formula with which to compete with Perrigo, and that Gerber allegedly repudiated that commitment because of an agreement with the Perrigo Defendants, which unreasonably restrained trade in violation of Section 1 of the Sherman Act. The Actions also involve allegations that the Perrigo Defendants’ acquisition of the Gateway infant formula manufacturing facility from Gerber was anticompetitive. Perrigo has reached an agreement in principle with both PLD and the Conry Plaintiffs to settle all claims against Perrigo in both the PLD Action and the Conry Action. Perrigo, PLD, and the Conry Plaintiffs are preparing final settlement agreements and the court has stayed the PLD Action and the Conry Action against Perrigo in the interim. The PLD Action and the Conry Action are proceeding with respect to Gerber. Fact discovery is closed, expert discovery is ongoing, and class certification and summary judgment have yet to be briefed.

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. Except as otherwise discussed for specific matters above, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. As of June 27, 2026, the loss accrual for litigation contingencies reflected on the Condensed Consolidated Balance Sheet in Other accrued liabilities was $91.9 million, inclusive of the accrual related to Discontinued Operations. The Company also recorded a recovery receivable reflected on the Condensed Consolidated Balance Sheets in Prepaid expenses and other current assets of $48.4 million, inclusive of the recovery receivable related to Discontinued Operations, as of June 27, 2026. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates, nor any assurance as to the amount of such final costs that may be covered by insurance. In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

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

Our Oral Care product category and Other product category, which includes our Dermacosmetics business (through its April 30, 2026 divestment), are together disclosed as “All Other.” We have reflected this segment change in all historical periods presented.

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

The tables below show select financial measures by reporting segment(1) (in millions):

	Three Months Ended		Six Months Ended
Net Sales	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Self Care	$576.6	$598.6	$1,119.9	$1,212.8
Specialty Care	226.6	233.1	433.6	432.2
Infant Formula	100.9	82.0	190.6	169.8
Reporting segment net sales	904.1	913.6	1,744.2	1,814.8
All Other	118.6	142.7	247.8	285.4
Total Consolidated net sales	$1,022.8	$1,056.3	$1,992.0	$2,100.2

Perrigo Company plc - Item 1
Note 17

	Three Months Ended June 27, 2026
	Self Care	Specialty Care	Infant Formula	Reporting Segments Total
Reporting segment net sales(2)	576.6	$226.6	$100.9	$904.1
Adjusted cost of sales	402.3	106.1	80.2
Adjusted other expense items(3)	95.6	72.7	16.8
Segment operating income	$78.7	$47.8	$4.0	$130.5
Reconciliation to Income from continuing operations before income taxes:
All Other adjusted operating income				25.8
Unallocated expense				(31.8)
Amortization expense related primarily to acquired intangible assets				(54.5)
Impairment charges(4)				(1.0)
Restructuring charges and other termination benefits				(14.4)
Unusual litigation				(12.4)
Other(5)				(18.8)
Operating income				$23.5

	Six Months Ended June 27, 2026
	Self Care	Specialty Care	Infant Formula	Reporting Segments Total
Reporting segment net sales(2)	$1,119.9	$433.6	$190.6	$1,744.2
Adjusted cost of sales	763.5	198.9	159.2
Adjusted other expense items(3)	209.2	131.6	34.8
Segment operating income (loss)	$147.3	$103.2	$(3.5)	$247.0
Reconciliation to Income from continuing operations before income taxes:
All Other adjusted operating income				57.6
Unallocated expense				(67.2)
Amortization expense related primarily to acquired intangible assets				(109.0)
Impairment charges(4)				(331.8)
Restructuring charges and other termination benefits				(89.5)
Unusual litigation				(28.9)
Other(5)				(27.0)
Operating loss				$(348.9)

	Three Months Ended June 28, 2025
	Self Care	Specialty Care	Infant Formula	Reporting Segments Total
Reporting segment net sales(2)	598.6	$233.1	$82.0	$913.6
Adjusted cost of sales	397.1	98.1	71.2
Adjusted other expense items(3)	107.6	68.7	23.0
Segment operating income (loss)	$93.9	$66.3	$(12.2)	$148.0
Reconciliation to Income from continuing operations before income taxes:
All Other adjusted operating income				25.7
Unallocated expense				(38.5)
Amortization expense related primarily to acquired intangible assets				(56.8)
Impairment charges(4)				(1.5)
Restructuring charges and other termination benefits				(8.7)
Unusual litigation				(15.4)
Other(5)				(7.4)
Operating income				$45.4

Perrigo Company plc - Item 1
Note 17

	Six Months Ended June 28, 2025
	Self Care	Specialty Care	Infant Formula	Reporting Segments Total
Reporting segment net sales(2)	$1,212.8	$432.2	$169.8	$1,814.8
Adjusted cost of sales	785.4	180.2	126.4
Adjusted other expense items(3)	220.7	143.6	45.0
Segment operating income (loss)	$206.7	$108.4	$(1.6)	$313.5
Reconciliation to Income from continuing operations before income taxes:
All Other adjusted operating income				46.6
Unallocated expense				(78.3)
Amortization expense related primarily to acquired intangible assets				(111.8)
Impairment charges(4)				(4.6)
Infant formula remediation				(0.9)
Restructuring charges and other termination benefits				(38.1)
Unusual litigation				(24.3)
Other(5)				(9.8)
Operating income				$92.3

(1) Amounts may not add or recalculate due to rounding.
(2) See table above for reconciliation to Consolidated net sales.
(3) Adjusted other expense items include distribution, research and development, and selling and administrative expenses.
(4) During the three months ended June 27, 2026, we determined the carrying value of an in-process R&D asset was impaired by $1.0 million. During the six months ended June 27, 2026, we also determined the carrying value of our reporting units exceeded their estimated fair value and recorded a goodwill impairment charge of $330.8 million. During the three months ended June 28, 2025, we determined the carrying value of our Prevacid® branded product was impaired by $1.5 million. During the six months ended June 28, 2025, we also determined the carrying value of the Richard Bittner Business net assets held for sale exceeded their fair value less costs to sell, resulting in a total impairment charge of $3.1 million, inclusive of a goodwill impairment charge of $1.2 million.
(5) Other pre-tax adjustments impacting operating income for the three months ended June 27, 2026 includes $3.4 million of professional consulting fees for potential divestiture activity and other legal matters and $15.4 million of accelerated depreciation as a result of a partial plant shut-down to rationalize capacity as part of Nutrition Network Optimization. Other pre-tax adjustments impacting operating income for the six months ended June 27, 2026 includes $11.2 million of professional consulting fees for potential and actual divestiture activity, partially offset by $3.1 million of favorable hedging activity related to the Dermacosmetics Business divestiture, and $18.9 million of accelerated depreciation as part of Nutrition Network Optimization Program. Other pre-tax adjustments for the three months ended June 28, 2025 are related to $4.5 million of accelerated depreciation as a result of Nutrition Network Optimization and $2.8 million of professional consulting fees for divestiture activity. Other pre-tax adjustments for the six months ended June 28, 2025 include expenses of $5.3 million related to professional consulting fees for divestiture activity and $4.5 million related to accelerated depreciation as a result of Nutrition Network Optimization.
The tables below show select financial measures by reporting segment(1) (in millions):

Inventory	June 27, 2026	December 31, 2025
Self Care	$668.8	$695.9
Specialty Care	133.4	146.1
Infant Formula	170.4	188.4
All Other	91.7	118.6
Total inventory	$1,064.5	$1,149.0

	Three Months Ended		Six Months Ended
Depreciation	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Self Care	$13.5	$15.4	$27.0	$30.7
Specialty Care	4.3	3.9	7.4	7.8
Infant Formula	19.5	8.4	27.2	12.4
All Other	4.2	1.6	8.4	3.9
Total depreciation	$41.4	$29.3	$70.1	$54.8
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

Perrigo's broad offerings are well diversified across several major product categories as well as across geographies, primarily in North America and Europe, with no one product representing more than 5% of total revenue. In North America, Perrigo is the leading store brand private label provider of self-care products in many categories, including upper respiratory, healthy lifestyle and women's health, in addition to offering brands including Opill® and Mederma®. In Europe, our portfolio consists primarily of brands, including Compeed®, ellaOne®, Solpadeine®, and Jungle Formula®.

Perrigo’s unique portfolio of businesses complement each other, where 1) store brands generate cash for investments into the Company’s key higher margin, higher growth brands, 2) branding and innovation capabilities are leveraged for both brand and store brand demand generation designed to generate stronger customer partnerships, 3) consumer-led innovation is scaled across brands, store brands and geographies, and 4) leveraging the scale of our global supply chain with more molecules at more price points to more consumers to drive increased household penetration.

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

Our Segments

Our reporting and operating segments reflect the way our chief operating decision maker, who is our Interim Chief Executive Officer (“CEO”), makes operating decisions, allocates resources and manages the growth and profitability of the Company. Our reporting segments are:

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

The Company's Oral Care product category and Other product category, which includes the Dermacosmetics business (through its April 30, 2026 divestment), are together disclosed as “All Other.”

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
(1) The Dermacosmetics business was historically reported in the Skin Care category and is now included within Other through its April 30, 2026 divestment.

Perrigo Company plc - Item 2
Executive Overview

Recent Developments

•On April 30, 2026, the sale of the Dermacosmetics Business was completed for total consideration of $362.9 million, net of cash delivered. The transaction consists of €305.6 million or $358.5 million in upfront cash, $6.2 million of proceeds received for inventory on hand, less $1.8 million of cash delivered. The transaction also stipulates up to an additional €27.0 million contingent on the achievement of net sales milestones, of which €18.0 million is remaining through 2027. The sale resulted in a pre-tax gain of $129.5 million during the quarter. Brands sold in the transaction include ACO, Biodermal, and Iwostin.
•On June 7, 2026, Patrick Lockwood-Taylor resigned, effective immediately, as President and Chief Executive Officer and as a member of the Board of Directors of the Company. Concurrently, the Board appointed Albert A. Manzone, Director and member of the Audit Committee of the Board, as the Company’s Interim President and Chief Executive Officer.
•On June 30, 2026, the Board of Directors of the Company appointed Salman Amin and Omer Gajial to serve as members of the Board effective as of June 30, 2026. In connection with the appointments, the Board increased the size of the Board from 8 to 10.

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

Project Energize delivered approximately $167 million of annualized pre-tax savings as of the end of the fiscal year 2025, within the range of $140 million to $170 million expected by the end of 2026. Reinvestment savings were $35 million over the same period. Restructuring and related charges associated with these actions were approximately $138 million over the same period compared to an original estimated range of $140 million to $160 million. For the remaining project wind-down activities, we anticipate less than $10 million of additional costs to be incurred through fiscal year 2026. Refer to Item 1. Note 14 for further details on restructuring charges.

Nutrition Network Optimization; Strategic Review

In 2025, we initiated the Nutrition Network Optimization project to optimize our infant formula manufacturing footprint, upgrade packaging capabilities, harmonize quality processes, and enhance our research and development capabilities. On November 5, 2025, we announced a strategic review of our infant formula business. The review will assess a full range of alternatives and is aligned with our ‘Three‑S’ plan and reflects our commitment to disciplined capital allocation and supporting improved return on invested capital and total shareholder return. It will focus on a combination of accelerating cash flows and reassessing the previously announced investment in this business of $240 million, while optimizing portfolio impact and management focus. During the three months ended June 27, 2026, we executed a partial plant shut-down of our Vermont facility to rationalize capacity as part of this program. For further details on our restructuring charges related to the strategic review, refer to Item 1. Note 14.

Perrigo Company plc - Item 2
Executive Overview

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
We expect the program to enhance organizational effectiveness by evolving our structure to improve agility, accelerate decision‑making and better leverage technology. As part of this effort, we expect to reduce approximately 7% of our workforce as of December 31, 2025. The program will also target operational cost reductions mainly in our supply chain and distribution network.

We anticipate gross pre‑tax annual run rate cost savings of $80 million to $100 million from the program, the majority of which are expected to be achieved in 2026. Cash costs to achieve these savings are expected to range between $80 million and $90 million primarily in 2026.

For further details on our restructuring charges, refer to Item 1. Note 14.

Market Factors and Trends

Macroeconomic Uncertainty

Current macroeconomic conditions remain dynamic, including impacts from inflation and interest rates, volatile changes in foreign currency exchange rates, tariffs and other trade restrictions, political unrest and uncertainty and legislative and regulatory changes. Any causes of market size contraction could reduce our sales or erode our operating margin and consequently reduce our net earnings and cash flows. As a result of these dynamic conditions and uncertainties, we have modified, and may further modify, our operations and strategic initiatives, including by adjusting our investment priorities, reallocating resources, or delaying specific initiatives, such as deferring capital expenditures on Nutrition Network Optimization, initiating an enterprise-wide operational enhancement program, and seeking further working capital improvements.

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

During the first quarter of 2026, following the U.S. Supreme Court’s determination that tariffs imposed under the International Emergency Economic Powers Act were unlawful and subsequent orders of the U.S. Court of International Trade directing U.S. Customs and Border Protection to refund such duties, the Company concluded that recovery of a portion of previously paid tariffs is probable. Accordingly, the Company recorded a net receivable of approximately $21 million that benefited gross profit during the three months ended March 28, 2026, representing refunds expected to be received related to eligible import entries, based on information currently available, including shipment‑level data and applicable court guidance. During the three months ended June 27, 2026, we recorded a $9.6 million adjustment benefiting gross profit based on updated information, resulting in a net receivable of approximately $31 million. The timing of receipt of these refunds is subject to U.S. Customs and Border Protection’s administrative processes, and actual amounts received may differ from estimates as refund claims are validated.

In addition, our interest expense is impacted by the overall global economic and interest rate environment. We manage interest rate risk through our capital structure and the use of interest rate swaps to fix the interest rate on greater than 90% of our outstanding debt.

Inflationary Costs and Supply Chain

Supply chain disruptions continue in multiple commodity categories such as agricultural commodities due to climate impacts and impacts across the overall supply chain due to the conflicts between Russia and Ukraine, the Middle

Perrigo Company plc - Item 2
Executive Overview

East Conflict and overall geopolitical tensions. Inflationary pressures are still a significant cost factor in major economies globally across food, energy and labor and general materials. The ongoing conflict involving Iran has contributed to volatility in global oil markets, resulting in rising oil prices. This escalation in oil prices presents an inflation risk for the broader economy. We previously experienced employment vacancies and attrition in the labor market which negatively impacted productivity and drove wage rate increases and other retention benefits. We implemented a series of actions to substantially mitigate these and other inflationary cost pressures, such as strategic pricing and our Supply Chain Reinvention Program. Benefits from our actions have substantially offset the impacts of inflation to date. However, future supply chain disruptions and inflationary pressures from the continuation of the conflicts between Russia and Ukraine, escalating conflicts in the Middle East, the duration and extent of oil price increases and persistent geopolitical tensions along with the impact of tariff and trade policy continue to foster uncertainty.

Infant Formula

As part of its efforts to prevent supply interruptions and risk of Cronobacter spp. illnesses associated with powdered infant formula, in March 2023, the Food and Drug Administration ("FDA") released an “Immediate National Strategy to Increase the Resiliency of the U.S. Infant Formula Market” and issued a letter to the powdered infant formula industry to share information to assist the industry in improving the microbiologic safety of powdered infant formula. In response to those changes, we made considerable investments in all our infant formula manufacturing sites. These investments included, among other things, enhancing our cleaning and sanitation protocols, our environmental monitoring programs, and quality oversight, as well as additional quality and operations personnel. These changes have resulted in higher costs and lower manufacturing output and production yields across our infant formula network. In March 2025, the U.S. Department of Health and Human Services (HHS) launched
Operation Stork Speed, a regulatory initiative aimed at strengthening the safety, quality, transparency, and resilience of the U.S. infant formula supply. This initiative intends to review the nutrients used in infant nutrition, expand testing for contaminants, and enhance labelling expectations, and will evaluate potential future regulatory updates. In addition, Operation Stork Speed extends the FDA’s personal importation policy, which allows individuals to import certain infant formula products for personal use, thereby potentially increasing competitive pressures in the U.S. infant formula market. Together, these measures may introduce new compliance and regulatory obligations and may affect competitive dynamics in the U.S. market.

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

Perrigo Company plc - Item 2
Executive Overview

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

Middle East Conflicts

We continue to closely monitor the ongoing conflict and the social, political and economic environment in Israel and in the broader Middle East to evaluate the impacts on our operations and supply chain. Israel is a global technology research and development center that plays a critical role in the global Active Pharmaceutical Ingredients ("API") market, as a number of our key suppliers are located within Israel. The Company sources some raw materials and finished goods from suppliers in Israel for certain self-care products, including omeprazole. To date, Perrigo has confirmed that our suppliers in the region have active operations and continue to manufacture materials for us, and we have not received any reports of restrictions on imports or exports in Israel. However, there is potential for some disruption as it relates to in-country logistics, including freight. As a precaution, Perrigo has engaged alternate suppliers to help minimize a potential supply disruption. If the conflict spreads or materially escalates, or if the conflict leads to further volatility and uncertainty in financial markets or economic conditions, the impact on our business and results of operations could be material. For example, an escalation in military activity in the Strait of Hormuz and Red Sea region has the potential to disrupt supply chains and has lead to further inflationary pressures which we are also continuing to monitor.

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

For additional information, refer to Part II. Item 1A - Risk Factors.

RESULTS OF OPERATIONS

Currency Translation

Any currency translation effects described below represent estimates of the net differences between translation of foreign currency transactions into U.S. dollars for the three and six months ended June 27, 2026 at the average exchange rates for the reporting period and average exchange rates for the three and six months ended June 28, 2025.

Perrigo Company plc - Item 2
Consolidated

CONSOLIDATED FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	June 27, 2026	June 28, 2025
Net sales	$1,022.8	$1,056.3
Gross profit	$313.9	$362.9
Gross profit %	30.7%	34.4%
Operating income	$23.5	$45.4
Operating income %	2.3%	4.3%

Net sales decreased $33.5 million, or 3.2%, due primarily to:
•$13.7 million decrease, or 1.3%, due primarily to lower retailer inventory levels and soft consumption within the Self Care reporting segment. These factors were partially offset by continued market share gains in the Self Care and Infant Formula reporting segments, supported by innovation launches;
•$23.6 million decrease due primarily to the sale of the Dermacosmetics Business that completed in April 2026; partially offset by
•$3.7 million increase from favorable foreign currency translation.
Operating income decreased $22.0 million, or 48.4%, due primarily to:
•$49.0 million decrease in gross profit due to the impact of lower net sales volumes, primarily within our Self Care reporting segment, the carry over impacts of planned under-absorption stemming from lower prior-year sales volumes, and unfavorable mix, partially offset by the net recognition of a recovery of a portion of previously paid tariffs of approximately $9.6 million. Gross profit as a percentage of net sales decreased 370 basis points compared to the prior year due primarily to the same factors that drove gross profit. This was partially offset by
•$27.0 million decrease in operating expenses driven by reduced administration costs associated primarily with the Operational Enhancement Program, as well as decreased expenses for litigation compared to the prior year period.
Six Month Comparison

	Six Months Ended
(in millions, except percentages)	June 27, 2026	June 28, 2025
Net sales	$1,992.0	$2,100.2
Gross profit	$639.4	$755.2
Gross profit %	32.1%	36.0%
Operating income	$(348.9)	$92.3
Operating income %	(17.5)%	4.4%

Net sales decreased $108.2 million, or 5.2%, due primarily to:
•$116.4 million decrease, or 5.6%, due primarily to soft consumption and lower retailer inventory levels within the Self Care segment. These were partially offset by continued market share gains in the Self Care reporting segment, supported by innovation launches;
•$25.5 million decrease due primarily to the sale of the Dermacosmetics Business that completed in April 2026; partially offset by
•$33.8 million increase from favorable foreign currency translation.
Operating income decreased $441.2 million, or 478.0%, due primarily to:
•$115.8 million decrease in gross profit due to the carry over impacts of planned under-absorption stemming from lower prior-year sales volumes, and the impact of lower net sales volumes, primarily within our Self Care reporting segment, partially offset by the net recognition of a recovery of a portion of previously paid tariffs of approximately $30.6 million. Gross profit as a percentage of net sales decreased 390 basis points compared to the prior year due primarily to the same factors that drove gross profit.

Perrigo Company plc - Item 2
Consolidated

•$325.4 million increase in operating expenses driven by the $331.8 million goodwill impairment charge.
SELF CARE FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	June 27, 2026	June 28, 2025
Net sales	$576.6	$598.6
Segment operating income	$78.7	$93.9
Segment operating margin	13.6%	15.7%

Net sales decreased $22.0 million, or 3.7%, due primarily to:

•$23.1 million decrease, or 3.9%, due primarily to unfavorable net pricing impacts and lower consumption across both the U.S. and Europe, driven in part by lower seasonal incidence of cough and cold versus the prior year, which also led to lower retailer inventory levels;
•$2.1 million decrease due primarily to previously announced divestitures; partially offset by
•$3.2 million increase from favorable foreign currency translation.
Segment operating income decreased $15.2 million, or 16.2%, due primarily to unfavorable gross profit flow through partially offset by a $12.0 million decrease in operating expenses driven by benefits from the Operational Enhancement Program.
Six Month Comparison

	Six Months Ended
(in millions, except percentages)	June 27, 2026	June 28, 2025
Net sales	$1,119.9	$1,212.8
Segment operating income	$147.3	$206.7
Segment operating margin	13.1%	17.0%

Net sales decreased $92.9 million, or 7.7%, due primarily to:

•$108.9 million decrease, or 9.0%, due primarily to lower retailer inventory levels and continued soft consumption across both the U.S. and Europe, driven in part by lower seasonal incidence of cough and cold versus the prior year;
•$4.1 million decrease due primarily to previously announced divestitures; partially offset by
•$20.1 million increase from favorable foreign currency translation.
Segment operating income decreased $59.4 million, or 28.8%, due primarily to unfavorable gross profit flow through partially offset by a $11.6 million decrease in operating expenses driven by benefits from the Operational Enhancement Program.
SPECIALTY CARE FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	June 27, 2026	June 28, 2025
Net sales	$226.6	$233.1
Segment operating income	$47.8	$66.3
Segment operating margin	21.1%	28.5%

Net sales decreased $6.4 million, or 2.8%, due primarily to:
•$6.7 million decrease, or 2.9%, due primarily to lower net sales in Skin Health driven by lower store brand sales of Minoxidil and lower net sales of Mederma® due to prior year inventory restocking. The decline in

Perrigo Company plc - Item 2
Specialty Care

Skin Health was partially offset by the Women’s Health category, led by continued momentum from Opill® and ellaOne®.
Segment operating income decreased $18.5 million, or 27.9%, due primarily to unfavorable gross profit flow through as a result of the carry over impacts of prior year manufacturing volume headwinds and unfavorable mix, as well as a $4.0 million increase in operating expenses as higher advertising and promotional investments were made to support second half growth initiatives.
Six Month Comparison

	Six Months Ended
(in millions, except percentages)	June 27, 2026	June 28, 2025
Net sales	$433.6	$432.2
Segment operating income	$103.2	$108.4
Segment operating margin	23.8%	25.1%

Net sales increased $1.4 million, or 0.3%, due primarily to:
•$9.8 million increase from favorable foreign currency translation; partially offset by
•$8.3 million decrease, or 1.9%, due primarily to lower net sales in Skin Health as lower store brand sales of Minoxidil and lower net sales of Mederma® were partially offset by share gains in Compeed® and Jungle Formula®. The net decline in Skin Health was partially offset by the Women’s Health category, led by continued momentum from Opill® and ellaOne®.
Segment operating income decreased $5.2 million, or 4.8%, due primarily to unfavorable gross profit flow through as a result of the carry over impacts of prior year manufacturing volume headwinds and unfavorable mix, partially offset by a $12.0 million decrease in operating expenses driven by lower advertising and promotional spend, including planned lower Opill® investment levels.
INFANT FORMULA FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	June 27, 2026	June 28, 2025
Net sales	$100.9	$82.0
Segment operating income	$4.0	$(12.2)
Segment operating margin	3.9%	(14.9)%

Net sales increased $18.9 million, or 23.1%, due primarily to:
•$18.9 million increase, or 23.1%, due primarily to timing of contract infant formula shipments, in addition to increased net sales of store brand formula.
Segment operating income increased $16.2 million, due primarily to favorable gross profit flow through from the lapping of isolated production variability in the prior-year period that resulted in higher product scrap, and higher net sales, as well as a $6.2 million decrease in operating expenses driven by lower selling costs as a result of actions taken as part of Nutrition Network Optimization.
Six Month Comparison

	Six Months Ended
(in millions, except percentages)	June 27, 2026	June 28, 2025
Net sales	$190.6	$169.8
Segment operating income	$(3.5)	$(1.6)
Segment operating margin	(1.8)%	(0.9)%

Net sales increased $20.8 million, or 12.3%, due primarily to:
•$20.6 million increase, or 12.1%, due primarily to growth in contract infant formula, partially offset by lower net sales in store brand and branded infant formula as the prior year period was elevated due to customer inventory replenishment.

Perrigo Company plc - Item 2
Infant Formula
Segment operating income decreased $1.9 million, due primarily to unfavorable gross profit flow through driven by the carry over impacts of prior year manufacturing volume headwinds, partially offset by a $10.2 million decrease in operating expenses driven by lower selling costs as a result of actions taken as part of Nutrition Network Optimization.
ALL OTHER FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	June 27, 2026	June 28, 2025
Net sales	$118.6	$142.7
Segment operating income	$25.8	$25.7
Segment operating margin	21.7%	18.0%

Net sales decreased $24.1 million, or 16.9%, due primarily to:
•$21.5 million decrease due to the sale of the Dermacosmetics Business that completed in April 2026; as well as
•$2.9 million decrease, or 2.4%, due primarily to lower net sales of Oral Care products.
Segment operating income was comparable to the prior year period.
Six Month Comparison

	Six Months Ended
(in millions, except percentages)	June 27, 2026	June 28, 2025
Net sales	$247.8	$285.4
Segment operating income	$57.6	$46.6
Segment operating margin	23.2%	16.3%

Net sales decreased $37.6 million, or 13.2%, due primarily to:
•$21.5 million decrease due to the sale of the Dermacosmetics Business that completed in April 2026;
•$19.8 million decrease, or 7.5%, due primarily to lower net sales of Oral Care products; partially offset by
•$3.6 million increase from favorable foreign currency translation.
Segment operating income increased $11.0 million, or 23.6%, due primarily to a $12.5 million decrease in operating expenses driven by lower costs as a result of the Operational Enhancement Program, partially offset by lower net sales flow through.
Interest expense, net, Other (income) expense, net and Loss on extinguishment of debt

	Three Months Ended		Six Months Ended
(in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Interest expense, net	$38.4	$39.6	$79.3	$78.6
Other (income) expense, net	$(120.5)	$2.6	$(126.5)	$2.2
Loss on extinguishment of debt	$0.1	$—	$1.4	$—

Interest expense, net

Interest expense, net during the three and six months ended June 27, 2026 was comparable to the prior year periods.

Other (income) expense, net

The $123.0 million and $128.7 million increase in Other (income) expense, net during the three and six months ended June 27, 2026, respectively, compared to the prior year periods was due primarily to the gain on sale related to the divestiture of the Dermacosmetics Business (refer to Item 1. Note 3).

Perrigo Company plc - Item 2
Interest expense, net Other and Change in financial assets

Loss on extinguishment of debt

The loss on extinguishment of debt recognized during the six months ended June 27, 2026 is a result of the Amended and Restated Credit Agreement (refer to Item 1. Note 11).

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended		Six Months Ended
June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
16.0%	115.7%	0.6%	103.6%

The effective tax rate on pre-tax income for the three months ended June 27, 2026, decreased when compared to the effective tax rate on pre-tax income for the three months ended June 28, 2025, primarily due to increases in our reserves for uncertain tax positions in 2025 and changes in jurisdictional mix of earnings, offset by impacts related to the Dermacosmetics Business divestiture in 2026.

The effective tax rate on pre-tax loss for the six months ended June 27, 2026, decreased when compared to the effective tax rate on pre-tax income for the six months ended June 28, 2025, primarily due to a reduction in our reserves for uncertain tax positions in 2026, the impact of goodwill impairments in 2026, offset by impacts related to the Dermacosmetics Business divestiture in 2026 and increases in our reserves for uncertain tax positions in 2025.

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

(in millions)	June 27, 2026	December 31, 2025
Cash and cash equivalents	$399.7	$531.6
Working capital(1)	$1,008.7	$1,043.7

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

Cash Flows

The following table includes summarized cash flow activities:

	Six Months Ended
(in millions)	June 27, 2026	June 28, 2025	$ Change
Net cash (for) from operating activities	$(31.0)	$11.4	$(42.4)
Net cash from (for) investing activities	337.0	(29.5)	366.5
Net cash for financing activities	(434.2)	(115.8)	(318.4)
Effect of exchange rate changes on cash and cash equivalents	(6.1)	29.3	(35.4)
Net decrease in cash and cash equivalents	$(134.2)	$(104.6)	$(29.6)

Net cash (for) from Operating Activities

The $42.4 million decrease in operating cash flow was primarily driven by a decrease in cash flow from the change in net earnings after adjustments for items including impairment, depreciation and amortization, gain (loss) on sale of business and restructuring, partially offset by a decrease in working capital.

Net cash from (for) Investing Activities

The $366.5 million increase in investing cash flow was due primarily to proceeds received associated with the sale of the Dermacosmetics Business (refer to Item 1. Note 3).
Net cash for Financing Activities

The $318.4 million decrease in financing cash flow was primarily driven by additional one-time payments made on our outstanding debt (refer to Item 1. Note 11).

Borrowings and Capital Resources

Credit Agreements

On April 20, 2022, we and our indirect wholly owned subsidiary, Perrigo Investments, LLC (the “Borrower”) entered into the senior secured credit facilities, which consisted of (i) a $1.0 billion five-year revolving credit facility (the “Revolver”), (ii) a $500.0 million five-year Term Loan A facility (the “Term Loan A Facility” and the Term A Loans thereunder, the “Term A Loans”), and (iii) a $1.1 billion seven-year Term Loan B facility (the “Term Loan B Facility” and the Term B Loans thereunder borrowed on April 20, 2022, the “2022 Term B Loans”, pursuant to a Credit Agreement (the “Credit Agreement”).

On December 15, 2023, we and the Borrower entered into Amendment No. 1 and Incremental Assumption

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

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

On March 20, 2026, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with Perrigo Investments, the other subsidiaries of the Company named therein, JPMorgan Chase Bank, N.A. and J. P. Morgan SE, as administrative agent, JPMorgan Chase Bank, N.A., as collateral agent and the other lenders party thereto. The Amended and Restated Credit Agreement amends and restates the Credit Agreement to, among other things, (i) extend the maturity of the Revolving Facility (defined below), (ii) eliminate the credit spread adjustment applicable to loans under the Revolving Facility and (iii) amend such other provisions of the Credit Agreement for the benefit of the Company. The Amended and Restated Credit Agreement provides for a $1.0 billion revolving credit facility maturing on March 20, 2031 (the “Revolving Facility”) and a $972.4 million term loan B facility maturing on April 20, 2029 (the “Term Loan B Facility” and together with the Revolving Facility, the “Senior Secured Credit Facilities”). The outstanding balance and maturity date of the Term Loan B Facility remain unchanged under the Amended and Restated Credit Agreement. The Company used the proceeds from a drawdown on the Revolving Facility to prepay the Term A Loans (as defined in the Credit Agreement) in their entirety, together with any accrued and unpaid interest and fees thereon and pay any associated transaction costs. Refer to Item 1. Note 11.

As of June 27, 2026, we had $970.0 million outstanding under our Term Loan B Facility. As of December 31, 2025, we had $1,394.3 million outstanding under our Term Loan A Facility and Term Loan B Facility. Our short-term debt as of June 27, 2026 of $11.4 million is comprised of (i) amortization payments for the Term B Loans and (ii) lease payments.

Using proceeds received as a result of the Dermacosmetics Business sale, a payment was made in the amount of $335.0 million on the Revolving Facility during the three months ended June 27, 2026. As of June 27, 2026, borrowings outstanding under the Revolving Facility totaled $92.6 million. There were no borrowings outstanding under the Revolver as of December 31, 2025.

The interest rate net of derivatives results in a fixed rate on a substantial portion of our long-term debt, the earliest of which matures in April 2029.

We are in compliance with all the covenants under our debt agreements as of June 27, 2026.

Other Financing

We have overdraft facilities available that we may use to support our cash management operations. There were no material borrowings outstanding under the overdraft facilities as of June 27, 2026 or December 31, 2025.

Leases

We had $176.0 million and $190.5 million of lease liabilities and $166.2 million and $179.3 million of lease assets as of June 27, 2026 and December 31, 2025, respectively. For information on our operating and finance lease obligations and the amount and timing of future payments refer to Item 1. Note 7.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Credit Ratings

Our credit ratings on June 27, 2026 were Ba3 (negative), B+ (stable), and BB (negative) by Moody's Investors Service ("Moody's"), S&P Global Ratings ("S&P"), and Fitch Ratings Inc. ("Fitch"), respectively.

The interest rate on the 3.150% Senior Notes due 2030 increased from 4.900% to 5.150% for payments made after December 15, 2025 as a result of previous credit rating adjustments. Interest rate adjustments for the 3.150% Senior Notes due 2030 are subject to a 2.0% cap above the original 3.150% interest rate, ensuring that the interest rate does not exceed 5.150%. This adjustment is contingent upon certain rating events, as outlined in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc and Wells Fargo Bank, National Association, serving as trustee.

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

Guarantor Financial Information

As detailed in Item 1. Note 11, the Guarantor Subsidiaries and the Borrower provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Guarantor Subsidiaries, the Borrower and the Company provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.150% Notes due 2030, the 5.375% Euro Notes due 2032, the 6.125% USD Notes due 2032, and the 4.900% Notes due 2044 issued by Perrigo Finance.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

	June 27, 2026	December 31, 2025
Current assets	$1,754.1	$1,919.1
Non-current assets	$2,693.8	$3,959.8
Current liabilities	$807.4	$720.6
Non-current liabilities	$9,911.3	$10,216.1
Due to non-guarantors	$6,257.9	$6,020.6

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

The summarized results of operations information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

Six Months Ended
June 27, 2026
Total revenues	$1,430.1
Gross profit	$393.3
Operating income (loss)	$(356.2)
Net income (loss)	$(373.4)
Revenue from non-guarantors	$183.2
Operating expenses to non-guarantors	$0.2
Other (income) expense to non-guarantors	$(55.6)

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

There were no material changes in contractual obligations as of June 27, 2026 from those provided in our 2025 Form 10-K.

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

Goodwill

During the first quarter of 2026, we changed our reporting segments to align with changes in the organization structure. As we transitioned from a geographic segment reporting structure to one that is product category based, our reporting units changed from Consumer Self Care Americas and Consumer Self Care International to Self Care, Skin Health, Women’s Health, Infant Formula, Oral Care, and Other. In connection with the segment reorganization, we prepared a quantitative goodwill impairment test based on the new reporting units as of January 1, 2026. We determined that the carrying value of the Women’s Health, Infant Formula, and Oral Care reporting units exceeded their estimated fair values. As a result, we recognized a goodwill impairment charge of $77.4 million for the Women’s Health reporting unit, resulting in a remaining goodwill balance of $107.1 million as of March 28, 2026. We also fully impaired the Infant Formula and Oral Care reporting units, recording goodwill impairment charges of $66.3 million and $187.2 million, respectively. We continue to monitor the Self Care, Skin Health, and Women’s Health reporting units for indicators of impairment and will perform impairment assessments as required, including our annual impairment testing during the fourth quarter.

The cash flow forecasts used for our reporting units include assumptions about future activity levels in the near term and longer-term. If growth in our reporting units is lower than expected, we may experience deterioration in our cash flow forecasts that may indicate goodwill in one or more reporting units is impaired in future impairment tests. Certain macroeconomic factors which are not controlled by the reporting units, such as rising inflation or interest rates, could cause an increase in the discount rate to occur. An increase in the discount rate could negatively impact

Perrigo Company plc - Item 2
Critical Accounting Estimates

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

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 27, 2026. Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 27, 2026, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

10.2*
Employment Agreement, effective July 3, 2026, by and between Perrigo Pharma International D.A.C. and Albert Manzone (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on July 6, 2026).

10.3*	Perrigo Company plc Executive Committee Severance Policy, as amended and restated Effective June 29, 2026 (the “Executive Severance Policy”).

10.4*	Perrigo Company plc 2026 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2026).

10.5*	Form of Restricted Stock Unit Award Agreement (Service Based) under the Perrigo Company plc 2026 Long-Term Incentive Plan.

10.6*	Form of Restricted Stock Unit Award Agreement (Performance Based) under the Perrigo Company plc 2026 Long-Term Incentive Plan.

22	List of Guarantor Subsidiaries (filed herewith).

31.1	Rule 13a-14(a) Certification by Albert Manzone, Interim Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Eduardo Bezerra, Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101).
*Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	August 5, 2026	/s/ Albert A. Manzone
Albert A. Manzone
Interim Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 5, 2026	/s/ Eduardo Bezerra
Eduardo Bezerra
Chief Financial Officer
(Principal Accounting and Financial Officer)