Form 10-Q
period 2026-09-26
PERRIGO Co plc
filed 2026-11-04
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 26, 2026

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

As of October 30, 2026, there were 138,801,872 ordinary shares outstanding.

PERRIGO COMPANY PLC
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our, or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about the proposed divestiture of our Infant Formula business, including the timing and benefits thereof and the anticipated use of proceeds, our expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “forecast,” “predict,” “potential” or the negative of those terms or other comparable terminology.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: supply chain impacts on our business, including those caused or exacerbated by armed conflict, trade and other economic sanctions and/or disease; general economic, credit, and market conditions; increased or new tariffs by the U.S. or foreign governments (and any retaliatory or reciprocal tariffs) and changes in global trade relations; the impact of the war in Ukraine and any escalation thereof, including the effects of economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries related thereto; the outbreak or escalation of conflict in other regions where we do business, including the ongoing conflict and social, political and economic environment in Israel and the broader Middle East; current and future impairment charges, if we determine that the carrying amount of specific assets may not be recoverable from the expected future cash flows of such assets; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressures from customers and consumers; resolution of uncertain tax positions and any litigation relating thereto, ongoing or future government investigations and regulatory initiatives; uncertainty regarding our ability to obtain and maintain our regulatory approvals; potential costs and reputational impact of product recalls or sales halts; potential adverse changes to U.S. and foreign tax, healthcare and other government policy; the effect of epidemic or pandemic disease; the timing, amount and cost of any share repurchases (or the absence thereof) and/or any refinancing of outstanding debt at or prior to maturity; fluctuations in currency exchange rates and interest rates; receipt of potential earnout payments in connection with the sale of the HRA Rare Diseases Business and the risk that potential costs or liabilities incurred or retained in connection with this transaction may exceed our estimates or adversely affect our business or operations; the satisfaction of certain deferred payment milestones associated with the Dermacosmetics Business divestment; the risk that potential costs or liabilities incurred or retained in connection with the sale of our Rx and other divested businesses may exceed our estimates or adversely affect our business or operations; the ability to consummate the proposed sale of our Infant Formula business on the anticipated terms and timeline, or at all, including the satisfaction or waiver of closing conditions and receipt of required third-party approvals; risks and uncertainties relating to the proposed sale, including potential disruption to our business, relationships with customers, suppliers, employees and other business partners, and risks associated with the separation of the Infant Formula business and related transition arrangements; our ability to realize the anticipated benefits of the proposed sale; the consummation and success of other announced and unannounced acquisitions or dispositions, the satisfaction of deferred payment milestones associated with prior dispositions, and our ability to realize the desired benefits of such transactions; and our ability to execute and achieve the desired benefits of announced cost-reduction efforts and other strategic initiatives and investments, including our ability to achieve the expected benefits from our ongoing restructuring programs and strategic review processes described herein. Adverse results with respect to pending litigation could have a material adverse impact on our operating results, cash flows and liquidity, and could ultimately require the use of corporate assets to pay damages, reducing assets that would otherwise be available for other corporate purposes. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2025, in this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Perrigo Company plc - Item 1
PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$988.6	$1,043.3	$2,980.6	$3,143.5
Cost of sales	667.8	666.2	2,020.4	2,011.2
Gross profit	320.8	377.1	960.2	1,132.3

Operating expenses
Distribution	22.3	24.2	66.6	70.6
Research and development	21.9	24.9	70.3	73.6
Selling	124.9	127.3	384.1	409.9
Administration	124.5	94.2	339.5	319.4
Impairment charges	4.1	—	335.9	4.6
Restructuring	—	20.8	89.5	58.9
Other operating expense, net	—	13.1	—	30.4
Total operating expenses	297.7	304.5	1,285.9	967.4

Operating income (loss)	23.1	72.6	(325.8)	164.9

Interest expense, net	37.9	40.6	117.1	119.2
Other (income) expense, net	3.4	9.6	(123.1)	11.9
Loss on extinguishment of debt	—	—	1.4	—
(Loss) income from continuing operations before income taxes	(18.1)	22.4	(321.2)	33.8
Income tax expense (benefit)	(3.8)	9.7	(5.7)	21.5
(Loss) income from continuing operations	(14.3)	12.7	(315.6)	12.3
Loss from discontinued operations, net of tax	(13.2)	(5.2)	(36.0)	(19.6)
Net (loss) income	$(27.5)	$7.5	$(351.6)	$(7.3)

Earnings (loss) per share
Basic
Continuing operations	$(0.10)	$0.09	$(2.27)	$0.09
Discontinued operations	(0.09)	(0.04)	(0.26)	(0.14)
Basic earnings (loss) per share	$(0.20)	$0.05	$(2.53)	$(0.05)
Diluted
Continuing operations	$(0.10)	$0.09	$(2.27)	$0.09
Discontinued operations	(0.09)	(0.04)	(0.26)	(0.14)
Diluted earnings (loss) per share	$(0.20)	$0.05	$(2.53)	$(0.05)

Weighted-average shares outstanding
Basic	139.4	138.5	139.1	138.2
Diluted	139.4	138.9	139.1	138.8

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net (loss) income	$(27.5)	$7.5	$(351.6)	$(7.3)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(28.9)	(20.9)	(65.0)	261.0
Change in fair value of derivative financial instruments, net of tax	12.5	15.8	21.6	(28.2)
Change in post-retirement and pension liability, net of tax	(0.1)	(0.3)	(0.7)	(0.8)
Other comprehensive income (loss), net of tax	(16.5)	(5.4)	(44.1)	232.0
Comprehensive income (loss)	$(44.0)	$2.1	$(395.7)	$224.7

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	September 26, 2026	December 31, 2025
Assets
Cash and cash equivalents	$436.6	$531.6
Accounts receivable, net of allowance for credit losses of $5.2 and $6.5, respectively	685.5	612.8
Inventories	1,013.8	1,149.0
Prepaid expenses and other current assets	266.1	231.4
Current assets held for sale	—	272.6
Total current assets	2,402.0	2,797.4
Property, plant and equipment, net	825.1	898.7
Operating lease assets	151.4	167.8
Goodwill and indefinite-lived intangible assets	1,696.2	2,054.7
Definite-lived intangible assets, net	2,137.8	2,351.5
Deferred income taxes	6.5	3.3
Other non-current assets	266.0	261.8
Total non-current assets	5,082.9	5,737.8
Total assets	$7,484.9	$8,535.2
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$390.5	$474.5
Payroll and related taxes	126.7	112.2
Accrued customer programs	105.1	111.4
Other accrued liabilities	275.8	216.1
Accrued derivative liabilities	73.9	14.5
Accrued income taxes	37.1	20.8
Current indebtedness	11.3	36.6
Current liabilities held for sale	—	26.8
Total current liabilities	1,020.4	1,012.9
Non-current liabilities
Long-term debt, less current portion	3,282.8	3,603.6
Deferred income taxes	141.3	168.9
Non-current derivative liabilities	134.4	298.4
Other non-current liabilities	465.6	515.9
Total non-current liabilities	4,024.1	4,586.8
Total liabilities	5,044.5	5,599.7
Contingencies - Refer to Note 16
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	6,509.0	6,608.2
Accumulated other comprehensive income (loss)	(39.3)	4.8
Retained earnings (accumulated deficit)	(4,029.3)	(3,677.5)
Total shareholders’ equity	2,440.4	2,935.5
Total liabilities and shareholders' equity	$7,484.9	$8,535.2

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	138.8	137.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2024	136.5	$6,733.9	$(162.4)	$(2,252.1)	$4,319.4
Net loss	—	—	—	(6.4)	(6.4)
Other comprehensive income	—	—	92.0	—	92.0
Restricted stock plan	1.2	—	—	—	—
Compensation for restricted stock	—	11.6	—	—	11.6
Cash dividends, $0.29 per share	—	(40.6)	—	—	(40.6)
Shares withheld for payment of employees' withholding tax liability	(0.5)	(12.0)	—	—	(12.0)
Balance at March 29, 2025	137.2	$6,692.9	$(70.4)	$(2,258.5)	$4,364.0

Net loss	—	—	—	(8.4)	(8.4)
Other comprehensive income	—	—	145.4	—	145.4
Restricted stock plan	0.6	—	—	—	—
Compensation for restricted stock	—	16.8	—	—	16.8
Cash dividends, $0.29 per share	—	(39.8)	—	—	(39.8)
Shares withheld for payment of employees' withholding tax liability	(0.2)	(5.7)	—	—	(5.7)
Balance at June 28, 2025	137.6	$6,664.2	$75.0	$(2,266.9)	$4,472.3

Net income	—	—	—	7.5	7.5
Other comprehensive income	—	—	(5.4)	—	(5.4)
Restricted stock plan	0.1	—	—	—	—
Compensation for restricted stock	—	13.9	—	—	13.9
Cash dividends, $0.29 per share	—	(40.7)	—	—	(40.7)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(1.1)	—	—	(1.1)
Balance at September 27, 2025	137.6	$6,636.3	$69.6	$(2,259.4)	$4,446.5

Perrigo Company plc - Item 1

	Ordinary Shares Issued		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2025	137.6	$6,608.2	$4.8	$(3,677.5)	$2,935.5
Net loss	—	—	—	(398.6)	(398.6)
Other comprehensive income	—	—	(7.8)	—	(7.8)
Restricted stock plan	0.8	—	—	—	—
Compensation for restricted stock	—	14.4	—	—	14.4
Cash dividends, $0.29 per share	—	(41.7)	—	—	(41.7)
Shares withheld for payment of employees' withholding tax liability	(0.3)	(2.8)	—	—	(2.8)
Balance at March 28, 2026	138.1	$6,578.1	$(3.0)	$(4,076.3)	$2,498.8

Net income	—	—	—	74.5	74.5
Other comprehensive income	—	—	(19.8)	—	(19.8)
Restricted stock plan	1.0	—	—	—	—
Compensation for restricted stock	—	6.8	—	—	6.8
Cash dividends, $0.29 per share	—	(40.1)	—	—	(40.1)
Shares withheld for payment of employees' withholding tax liability	(0.4)	(4.2)	—	—	(4.2)
Balance at June 27, 2026	138.7	$6,540.5	$(22.8)	$(4,001.9)	$2,515.8

Net loss	—	—	—	(27.5)	(27.5)
Other comprehensive income	—	—	(16.5)	—	(16.5)
Restricted stock plan	0.1	—	—	—	—
Compensation for restricted stock	—	10.1	—	—	10.1
Cash dividends, $0.29 per share	—	(41.2)	—	—	(41.2)
Shares withheld for payment of employees' withholding tax liability	—	(0.4)	—	—	(0.4)
Balance at September 26, 2026	138.8	$6,509.0	$(39.3)	$(4,029.3)	$2,440.4

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 26, 2026	September 27, 2025
Cash Flows From (For) Operating Activities
Net loss	$(351.6)	$(7.3)
Adjustments to derive cash flows:
Depreciation and amortization	260.9	251.6
Restructuring charges	85.6	54.5
Share-based compensation	31.3	41.6
Impairment charges	335.9	4.6
Amortization of debt discount	5.9	6.7
Deferred income taxes	(19.3)	(14.0)
(Gain) loss on sale of business	(129.5)	1.6
Amortization on hedging instruments	(27.4)	(18.3)
Other non-cash adjustments, net	(5.5)	2.0
Subtotal	186.3	323.0
Increase (decrease) in cash due to:
Inventories	116.4	(143.7)
Accrued income taxes	(33.3)	(51.4)
Payroll and related taxes	(70.8)	(38.7)
Accounts payable	(74.8)	(33.1)
Accrued customer programs	(2.5)	(24.8)
Other accrued liabilities	43.5	2.3
Accounts receivable	(83.5)	4.6
Other long-term liabilities	(4.3)	11.3
Prepaid expenses and other current assets	(11.9)	13.6
Subtotal	(121.1)	(259.9)
Net cash from operating activities	65.2	63.1
Cash Flows From (For) Investing Activities
Net proceeds from sale of businesses	366.3	14.4
Asset acquisitions, net	—	(1.5)
Additions to property, plant and equipment	(45.6)	(66.6)
Other investing, net	2.7	2.8
Net cash from (for) investing activities	323.4	(50.9)
Cash Flows From (For) Financing Activities
Payments on long-term debt	(761.8)	(26.1)
Cash dividends	(120.3)	(119.4)
Borrowings of revolving credit agreements and other financing, net	427.6	—
Payments for debt issuance costs	(5.5)	—
Shares used to settle taxes	(7.4)	(18.8)
Other financing, net	(10.4)	(1.8)
Net cash for financing activities	(477.7)	(166.1)
Effect of exchange rate changes on cash and cash equivalents	(8.2)	29.5
Net decrease in cash and cash equivalents	(97.3)	(124.4)
Cash and cash equivalents of continuing operations, beginning of period	531.6	558.8
Cash and cash equivalents held for sale, beginning of period	2.3	—
Less cash and cash equivalents held for sale, end of period	—	(2.3)
Cash and cash equivalents of continuing operations, end of period	$436.6	$432.1

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

Segment Reporting

Our segments reflect the way in which our chief operating decision maker (“CODM”), who is our Interim Chief Executive Officer (“CEO”), makes operating decisions, allocates resources and manages the growth and profitability of the Company. Financial information related to our business segments and geographic locations can be found in Note 2 and Note 17.

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

Our Oral Care product category and Other product category, which includes our Dermacosmetics Business through its April 30, 2026 divestment (refer to Note 3), are together disclosed as “All Other.”

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

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Balance at beginning of period	$3.9	$6.5	$6.5	$7.4
Provision for credit losses, net	0.6	0.5	0.9	2.7
Receivables written-off	—	(0.5)	(2.8)	(4.2)
Recoveries collected	0.8	0.1	0.9	0.2
Currency translation adjustment	—	—	(0.1)	0.5
Balance at end of period	$5.2	$6.6	$5.2	$6.6

NOTE 2 - REVENUE RECOGNITION

The following is a summary of our net sales by category (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Self Care
Upper Respiratory	$195.4	$211.1	$571.1	$607.1
Digestive Health	117.2	116.1	329.5	348.7
Healthy Lifestyle	164.2	161.4	464.7	473.1
Pain & Sleep	136.0	144.5	367.2	417.0
Total Self Care	$612.7	$633.1	$1,732.6	$1,845.9

Specialty Care
Skin Health	$126.7	$140.3	$440.4	$460.2
Women's Health	55.7	50.9	175.7	163.2
Total Specialty Care	$182.4	$191.2	$616.0	$623.4

Infant Formula	$80.7	$89.3	$271.4	$259.1

All Other(1)	$112.7	$129.7	$360.6	$415.1
Total net sales	$988.6	$1,043.3	$2,980.6	$3,143.5
(1) Consists primarily of Oral Care, Dermacosmetics Business prior to sale (refer to Note 3 for details) and other miscellaneous or otherwise uncategorized product lines, none of which is greater than 10% of the segment net sales.

Perrigo Company plc - Item 1
Note 2
The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	September 26, 2026	December 31, 2025
Short-term contract assets	Prepaid expenses and other current assets	$32.7	$37.3

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
U.S.	$621.0	$635.3	$1,801.7	$1,855.5
Europe(2)	344.8	384.0	1,108.0	1,217.9
All other countries(3)	22.8	24.0	70.9	70.1
Total net sales	$988.6	$1,043.3	$2,980.6	$3,143.5
(1) The net sales by geography are derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $12.7 million and $24.6 million for the three and nine months ended September 26, 2026, respectively, and $8.6 million and $29.4 million for the three and nine months ended September 27, 2025, respectively. Refer to Note 3 for details regarding the divestment of the Dermacosmetics Business impacting net sales in Europe.
(3) Includes net sales generated primarily in Australia and Canada.
NOTE 3 - DIVESTITURES

Divestitures During the Nine Months Ended September 26, 2026

Dermacosmetics Business

On April 30, 2026, the sale of the Dermacosmetics Business was completed for total consideration of $362.9 million, net of cash delivered. The transaction consideration consists of €305.6 million, or $358.5 million, in upfront cash, $6.2 million of proceeds received for inventory on hand, less $1.8 million of cash delivered. The transaction also stipulates up to an additional €27.0 million contingent on the achievement of net sales milestones, of which €18.0 million is remaining through 2027. The sale resulted in a pre-tax gain of $129.5 million recorded in Other (income) expense, net on the Consolidated Statements of Operations. Brands sold in the transaction include ACO, Biodermal, and Iwostin.

The assets associated with this business were not included in any of our reporting segments and therefore were reported in All Other. The estimated fair value less costs to sell of the Dermacosmetics Business exceeded its carrying value. As such, no impairment charge was recorded during the year ended December 31, 2025 or the nine months ended September 26, 2026.

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

In connection with the sale of the Rx business, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 16 under the header “Price-Fixing Lawsuits”) and opioid matters and the Company’s Albuterol recall, subject to, in each case, Altaris Capital Partners, LLC (“Altaris”) obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on Altaris' obligation of $50.0 million. As of September 26, 2026, the loss accrual for litigation contingencies reflected on the Condensed Consolidated Balance Sheets in Other accrued liabilities included $61.0 million related to price-fixing lawsuits. A recovery receivable was recorded for fifty percent of the settled lawsuits as of September 26, 2026 reflected on the Condensed Consolidated Balance Sheets in Prepaid expenses and other current assets.

Current and prior period reported net loss from discontinued operations primarily relates to the provision for litigation contingencies.

NOTE 5 - INVENTORIES

Major components of inventory were as follows (in millions):

	September 26, 2026	December 31, 2025
Finished goods	$608.6	$685.6
Work in process	211.1	259.4
Raw materials	194.1	204.0
Total inventories	$1,013.8	$1,149.0

NOTE 6 - INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	September 26, 2026	December 31, 2025
Fair value method(1)	Other non-current assets	$0.9	$0.9
Equity method	Other non-current assets	$23.1	$23.4
(1) Measured using the Net Asset Value practical expedient.

The following table summarizes the (income) loss recognized in earnings of our equity securities (in millions):

		Three Months Ended		Nine Months Ended
Measurement Category	Income Statement Location	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Fair value method	Other operating expense, net	$—	$—	$—	$(0.1)
Equity method	Other operating expense, net	$0.1	$0.2	$0.3	$0.7

Perrigo Company plc - Item 1
Note 7

NOTE 7 - LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	September 26, 2026	December 31, 2025
Operating	Operating lease assets	$151.4	$167.8
Finance	Other non-current assets	9.7	11.5
Total		$161.1	$179.3

Liabilities	Balance Sheet Location	September 26, 2026	December 31, 2025
Current
Operating	Other accrued liabilities	$26.0	$25.7
Finance	Current indebtedness	1.4	1.8
Non-Current
Operating	Other non-current liabilities	133.4	151.5
Finance	Long-term debt, less current portion	10.2	11.5
Total		$171.0	$190.5

Expenses related to leases were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Operating leases(1)	$12.2	$12.8	$35.9	$36.7

Finance leases
Amortization	$0.5	$0.6	$1.0	$1.7
Interest	0.1	0.1	0.3	0.3
Total finance leases	$0.6	$0.7	$1.3	$2.0
(1) Includes short-term leases and variable lease costs, which are immaterial.

The annual future maturities of our leases as of September 26, 2026 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2026	$7.7	$0.5	$8.2
2027	30.6	1.8	32.4
2028	25.0	1.8	26.8
2029	21.1	1.7	22.8
2030	15.9	1.6	17.5
After 2030	85.3	5.8	91.1
Total lease payments	$185.6	$13.2	$198.8
Less: Interest	26.2	1.6	27.7
Present value of lease liabilities	$159.4	$11.6	$171.0

Perrigo Company plc - Item 1
Note 7

Our weighted average lease terms and discount rates are as follows:

	September 26, 2026	September 27, 2025
Weighted-average remaining lease term (in years)
Operating leases	8.73	8.96
Finance leases	7.43	8.23
Weighted-average discount rate
Operating leases	4.0%	4.0%
Finance leases	3.5%	3.5%

Our lease cash flow classifications are as follows (in millions):

	Nine Months Ended
	September 26, 2026	September 27, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$25.1	$27.5
Operating cash flows for finance leases	$0.3	$0.3
Financing cash flows for finance leases	$1.3	$1.7

Leased assets used in exchange for new finance lease liabilities	$(0.3)	$0.4
Leased assets obtained in exchange for new operating lease liabilities	$4.7	$15.4

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reporting segment, were as follows (in millions):

	December 31, 2025	Impairments(1)	Currency translation adjustments	September 26, 2026
Self Care	$1,113.9	$(0.3)	$(13.4)	$1,100.2
Specialty Care	682.8	(78.8)	(11.5)	592.4
Infant Formula	66.3	(66.3)	—	—
All Other	187.2	(187.2)	—	—
Total goodwill	$2,050.1	$(332.6)	$(25.0)	$1,692.6
(1) We had accumulated goodwill impairments of $2,659.9 million and $2,327.3 million as of September 26, 2026 and December 31, 2025, respectively.
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

Perrigo Company plc - Item 1
Note 8

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following(1) (in millions):

	September 26, 2026		December 31, 2025
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$3.5	$—	$3.5	$—
In-process research and development	0.1	—	1.1	—
Total indefinite-lived intangibles	$3.6	$—	$4.6	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$99.3	$66.1	$109.5	$70.1
Developed product technology, formulations, and product rights	345.4	254.9	351.9	247.9
Customer relationships and distribution networks	1,754.1	1,232.3	1,845.5	1,257.2
Trademarks, trade names, and brands	2,346.0	853.8	2,446.3	826.5
Non-compete agreements	—	—	2.1	2.1
Total definite-lived intangibles	$4,544.9	$2,407.1	$4,755.3	$2,403.8
Total intangible assets	$4,548.5	$2,407.1	$4,759.9	$2,403.8
(1) Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

We recorded amortization expense of $54.3 million and $163.3 million for the three and nine months ended September 26, 2026, respectively, and $55.8 million and $167.2 million for the three and nine months ended September 27, 2025, respectively.

NOTE 9 - FAIR VALUE MEASUREMENTS

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	September 26, 2026			December 31, 2025
Measured at fair value on a recurring basis:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$—	$2.6	$—	$—	$2.4	$—
Interest rate swap agreements	—	7.5	—	—	1.1	—
Total assets	$—	$10.2	$—	$—	$3.5	$—

Liabilities:
Foreign currency forward contracts	$—	$3.3	$—	$—	$14.5	$—
Cross-currency swaps	—	194.4	—	—	265.6	—
Interest rate swap agreements	—	10.5	—	—	32.8	—
Total liabilities	$—	$208.3	$—	$—	$312.9	$—

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$107.1	$—	$—	$2,050.1
Definite-lived intangible assets	—	—	—	—	—	5.5
Equity method investments	—	—	—	—	—	3.5
Total assets	$—	$—	$107.1	$—	$—	$2,059.1
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

Perrigo Company plc - Item 1
Note 9

There were no transfers within Level 3 fair value measurements during the three and nine months ended September 26, 2026 or the year ended December 31, 2025 (refer to Note 10 for a discussion of derivatives).

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

Perrigo Company plc - Item 1
Note 9

Kazmira LLC

During the year ended December 31, 2025, we identified potential indicators of impairment of our equity method investment in Kazmira LLC. We utilized an income approach, specifically a liquidation value method, to estimate the fair value based on the realizable value of Kazmira’s tangible assets. We concluded the fair value of our investment in Kazmira LLC was $3.5 million as of December 31, 2025 (refer to Note 6).

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	September 26, 2026	December 31, 2025
Public Bonds	Level 1	Level 1
Carrying value (excluding discount)	$2,258.1	$2,270.5
Fair value	$2,068.2	$2,149.8

The fair values of our public bonds for all periods were based on quoted market prices.

The carrying amounts of our other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt, revolving credit agreements, and variable rate long-term debt, approximate their fair value.

NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Swaps

We have $712.5 million notional amount of variable-to-fixed interest rate swaps effective through April 2029 used to economically hedge interest rate risk on a substantial portion of our Senior Secured Credit Facilities (as defined in Note 11). The interest rate swaps were designated as cash flow hedges to fix the variable interest rate. As a designated cash flow hedge, changes in fair value will be deferred in AOCI and recognized within Interest expense, net when interest is paid on the Senior Secured Credit Facilities.

As of September 26, 2026, the undesignated economically offsetting interest rate swaps totaling $600.0 million are effective through April 2029.

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

As of September 26, 2026, of the total $2.3 billion notional amount, $1.0 billion, $300.0 million, $450.0 million, $380.0 million, and $200.0 million notional amounts are effective through April 2027, September 2028, November 2030, December 2030, and March 2033, respectively.

Perrigo Company plc - Item 1
Note 10

Between October 2, 2026 and October 7, 2026, we entered into a series of transactions to extend the effective date of our $1.0 billion notional amount of cross-currency swaps effective through April 2027. The following are the terms and notional amounts of the restructured swaps:

•$312.5 million of notional amount effective from October 2, 2026 through October 2, 2031
•$202.5 million of notional amount effective from October 5, 2026 through October 5, 2031
•$135 million of notional amount effective from October 5, 2026 through October 5, 2029
•$200 million of notional amount effective from October 6, 2026 through October 8, 2029
•$150 million of notional amount effective from October 7, 2026 through April 20, 2030

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

Foreign Currency Forwards

Notional amounts of foreign currency forward contracts were as follows (in millions):

	September 26, 2026	December 31, 2025
European Euro (EUR)	$406.8	$50.1
United States Dollar (USD)	123.7	160.6
British Pound (GBP)	148.3	148.1
Polish Zloty (PLZ)	64.7	43.3
Danish Krone (DKK)	97.1	56.8
Canadian Dollar (CAD)	21.0	21.2
Chinese Yuan (CNH)	16.8	16.3
Swedish Krona (SEK)	15.7	48.6
Switzerland Franc (CHF)	13.0	5.6
Hungarian Forint (HUF)	10.5	11.0
Norwegian Krone (NOK)	—	4.6
Other(1)	5.1	12.5
Total	$922.6	$578.7
(1) Number consists of notional amounts of various currencies, none of which individually exceed $10.0 million in either year presented.

The maximum term of our forward currency exchange contracts is 60 months.

On August 1, 2025, we entered into a deal-contingent EUR/USD forward contract of €300 million to hedge foreign exchange risk related to the proceeds expected for the planned divestiture of our Dermacosmetics Business (refer to Note 3 for additional details). The contract was contingent on the successful closing of the transaction, which occurred on April 30, 2026. Gains or losses on the derivatives due to changes in the EUR/USD exchange rate prior to the close of the divestiture were economically offset at closing in the final settlement of the euro-denominated Dermacosmetics Business purchase price. The total settlement loss was $5.6 million of which we recorded a gain of $3.2 million during the nine months ended September 26, 2026, and a loss of $8.8 million during the twelve months ended December 31, 2025 in Other (income) expense, net on the Condensed Consolidated Statements of Operations.

Perrigo Company plc - Item 1
Note 10

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects.

The balance sheet location and gross fair value of our derivative instruments were as follows (in millions):

	Balance Sheet Location	September 26, 2026	December 31, 2025
Designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.0	$0.3
Interest rate swap agreements	Other non-current assets	5.3	1.1
Total designated derivative assets		$6.4	$1.4
Non-designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.6	$2.1
Interest rate swap agreements	Other non-current assets	2.2	—
Total non-designated derivatives		$3.8	$2.1
Designated derivative liabilities:
Foreign currency forward contracts	Accrued derivative liabilities	$1.4	$1.1
Cross-currency swaps	Accrued derivative liabilities	70.5	—
Cross-currency swaps	Other non-current liabilities	123.9	265.6
Interest rate swap agreements	Other non-current liabilities	—	22.0
Total designated derivative liabilities		$195.8	$288.7
Non-designated derivative liabilities:
Foreign currency forward contracts	Accrued derivative liabilities	$1.9	$13.4
Interest rate swap agreements	Other non-current liabilities	10.5	10.8
Total non-designated derivative liabilities		$12.4	$24.2

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended		Nine Months Ended
Non-Designated Derivatives	Income Statement Location	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Foreign currency forward contracts	Other (income) expense, net	$2.5	$9.8	$24.0	$9.0
Interest rate swap agreements	Interest expense, net	$3.7	$0.3	$4.1	$0.8

The following tables summarize the effect of derivative instruments designated as hedging instruments in AOCI (in millions):

Perrigo Company plc - Item 1
Note 10

		Gain or (Loss) Reclassified from AOCI into Earnings
		Related to Amounts Included in Effectiveness Testing		Related to Amounts Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI(1)	Location of Gain or (Loss)	Amount Reclassified(2)	Location of Gain or (Loss)	Amount Reclassified(2)
Three Months Ended September 26, 2026
Cash flow hedges
Interest rate swap agreements	$12.8	Interest expense, net	$1.7	Interest expense, net	$—
Foreign currency forward contracts	0.6	Net sales	—	Net sales	—
		Cost of sales	(0.2)	Cost of sales	—
				Other (income) expense, net	—
Total Cash flow hedges	$13.4		$1.6		$—

Net investment hedges
Cross-currency swaps	$(1.0)			Interest expense, net	$8.6
Euro Notes Due 2032	(0.3)
Total Net investment hedges	$(1.2)				$8.6

Nine Months Ended September 26, 2026
Cash flow hedges
Interest rate swap agreements	$24.3	Interest expense, net	$2.3	Interest expense, net	$—
Foreign currency forward contracts	(0.7)	Net sales	0.2	Net sales	0.1
		Cost of sales	(1.2)	Cost of sales	0.1
				Other (income) expense, net	—
Total Cash flow hedges	$23.7		$1.3		$0.2

Net investment hedges
Cross-currency swaps	$73.3			Interest expense, net	$25.3
Euro Notes Due 2032	12.3
Total Net investment hedges	$85.6				$25.3

Three Months Ended September 27, 2025
Cash flow hedges
Interest rate swap agreements	$(0.2)	Interest expense, net	$3.9	Interest expense, net	$—
Foreign currency forward contracts	0.7	Net sales	0.3	Net sales	(0.1)
		Cost of sales	(0.5)	Cost of sales	(0.1)
				Other (income) expense, net	(0.1)
Total Cash flow hedges	$0.5		$3.7		$(0.3)

Net investment hedges
Cross-currency swaps	$17.6			Interest expense, net	$9.5
Euro Notes Due 2032	0.6
Total Net investment hedges	$18.2				$9.5

Nine Months Ended September 27, 2025
Cash flow hedges
Interest rate swap agreements	$(16.3)	Interest expense, net	$13.0	Interest expense, net	$—
Foreign currency forward contracts	4.0	Net sales	0.4	Net sales	(0.2)
		Cost of sales	(0.1)	Cost of sales	—
				Other (income) expense, net	(0.2)
Total Cash flow hedges	$(12.3)		$13.3		$(0.4)

Net investment hedges
Cross-currency swaps	$(211.3)			Interest expense, net	$28.4
Euro Notes Due 2032	(46.8)
Total Net investment hedges	$(258.1)				$28.4
(1) Net income of $35.9 million is expected to be reclassified out of AOCI into earnings during the next 12 months.
(2) For additional details about the effect of the amounts reclassified from AOCI refer to Note 13.

Perrigo Company plc - Item 1
Note 10

The classification and amount of gain/(loss) recognized in earnings related to fair value and hedging relationships on the Condensed Consolidated Statement of Operations were as follows (in millions):

	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Three Months Ended September 26, 2026
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$988.6	$667.8	$37.9	$3.4

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain reclassified from AOCI into earnings	$—	$(0.2)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$—	$—	$—
Interest rate swap agreements
Amount of gain reclassified from AOCI into earnings	$—	$—	$1.7	$—

Nine Months Ended September 26, 2026
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$2,980.6	$2,020.4	$117.1	$(123.1)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain reclassified from AOCI into earnings	$0.2	$(1.2)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.1	$0.1	$—	$—
Interest rate swap agreements
Amount of gain reclassified from AOCI into earnings	$—	$—	$2.3	$—

Three Months Ended September 27, 2025
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,043.3	$666.2	$40.6	$9.6

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain reclassified from AOCI into earnings	$0.3	$(0.5)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.1)	$(0.1)	$—	$(0.1)
Interest rate swap agreements
Amount of gain reclassified from AOCI into earnings	$—	$—	$3.9	$—

Nine Months Ended September 27, 2025
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$3,143.5	$2,011.2	$119.2	$11.9

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI into earnings	$0.4	$(0.1)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.2)	$—	$—	$(0.2)
Interest rate swap agreements
Amount of gain reclassified from AOCI into earnings	$—	$—	$13.0	$—

Perrigo Company plc - Item 1
Note 11

NOTE 11 - INDEBTEDNESS

Total borrowings are summarized as follows (in millions):

			September 26, 2026	December 31, 2025
Revolvers
	2026 Revolver due March 20, 2031(1)		$92.6	$—
	Total revolvers		$92.6	$—
Term loans
	Term A Loans due April 20, 2027(1)		$—	$421.9
	Term B Loans due April 20, 2029(1)		967.5	972.4
	Total term loans		$967.5	$1,394.3
Notes and Bonds
	Coupon	Due
	5.150%	June 15, 2030	$750.0	$750.0
*	5.375%	September 30, 2032(2)	398.7	411.1
	6.125%	September 30, 2032(2)	715.0	715.0
	5.300%	November 15, 2043	90.5	90.5
	4.900%	December 15, 2044	303.9	303.9
	Total notes and bonds		$2,258.1	$2,270.5
Other financing			11.3	12.9
Unamortized discount			(16.7)	(19.7)
Deferred financing fees			(18.7)	(17.8)
Total borrowings outstanding			$3,294.1	$3,640.2
	Current indebtedness		(11.3)	(36.6)
Total long-term debt less current portion			$3,282.8	$3,603.6
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

During the three months ended September 26, 2026, principal repayments of $2.5 million were made on the Term Loan B Facility. During the nine months ended September 26, 2026, principal repayments of $426.8 million were made on the Term Loan A Facility and Term Loan B Facility.

Using proceeds received as a result of the Dermacosmetics Business divestment, a repayment was made in the amount of $335.0 million on the Revolving Facility on May 12, 2026. As of September 26, 2026, borrowings outstanding under the Revolving Facility totaled $92.6 million. There were no borrowings outstanding under the Revolver as of December 31, 2025.

We were in compliance with all the covenants under our debt agreements as of September 26, 2026.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under “Other financing”. There were no material borrowings outstanding under the overdraft facilities as of September 26, 2026 or December 31, 2025.

We have financing leases that are reported in the above table under “Other financing” (refer to Note 7).

Perrigo Company plc - Item 1
Note 12

NOTE 12 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted earnings per share (“EPS”) calculation is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Numerator:
(Loss) income from continuing operations	$(14.3)	$12.7	$(315.6)	$12.3
Loss from discontinued operations, net of tax	(13.2)	(5.2)	(36.0)	(19.6)
Net (loss) income	$(27.5)	$7.5	$(351.6)	$(7.3)
Denominator:
Weighted average shares outstanding for basic EPS	139.4	138.5	139.1	138.2
Dilutive effect of share-based awards(1)	—	0.4	—	0.6
Weighted average shares outstanding for diluted EPS	139.4	138.9	139.1	138.8
(1) In the period of a net loss, diluted shares equal basic shares.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments, net of tax	Post-Employment Plan Adjustments, net of tax	Total AOCI
Balance at December 31, 2025	$(1.2)	$9.3	$(3.3)	$4.8
OCI before reclassifications	23.1	(22.9)	(0.7)	(0.5)
Amounts reclassified from AOCI	(1.5)	(42.1)	—	(43.6)
Other comprehensive income (loss)	$21.6	$(65.0)	$(0.7)	$(44.1)
Balance at September 26, 2026	$20.4	$(55.7)	$(4.0)	$(39.3)
For additional details about the effect of the amounts reclassified from AOCI refer to Note 10.
The tax effects on the net activity related to each component of other comprehensive income (loss), were as follows (in millions):

	Three Months Ended		Nine Months Ended
Tax (benefit) expense	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Fair value of derivative financial instruments	$—	$(0.9)	$—	$(7.1)
Foreign currency translation adjustments	(1.0)	0.5	—	(71.8)
(Benefit) expense for income taxes related to other comprehensive income (loss)	$(1.0)	$(0.4)	$—	$(78.9)
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

Perrigo Company plc - Item 1
Note 14
NOTE 14 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, contract termination costs, asset impairments, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended
	September 26, 2026
	Supply Chain Reinvention	Project Energize	Nutrition Network Optimization	Operational Enhancement Program	Total
Beginning balance	$—	$6.1	$29.8	$40.8	$76.7
Additional charges	1.1	0.3	0.9	(2.3)	—
Payments	(1.1)	(3.2)	(12.1)	(12.5)	(29.0)
Non-cash adjustments	—	—	—	(0.5)	(0.5)
Foreign currency effect	—	—	—	2.6	2.6
Ending balance	$—	$3.1	$18.5	$28.2	$49.9

	Nine Months Ended
	September 26, 2026
	Supply Chain Reinvention	Project Energize	Nutrition Network Optimization	Operational Enhancement Program	Total
Beginning balance	$—	$24.3	$18.3	$2.6	$45.2
Additional charges	2.4	2.5	17.9	66.7	89.5
Payments	(2.4)	(18.6)	(17.7)	(38.7)	(77.4)
Non-cash adjustments	—	(3.3)	—	(1.8)	(5.1)
Foreign currency effect	—	(1.8)	—	(0.6)	(2.4)
Ending balance	$—	$3.1	$18.5	$28.2	$49.9

	Three Months Ended
	September 27, 2025
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Nutrition Network Optimization	Other Initiatives	Total
Beginning balance	$1.1	$—	22.2	$17.7	$—	$41.0
Additional charges	5.8	—	14.6	0.4	—	20.8
Payments	(2.2)	—	(8.6)	—	—	(10.8)
Non-cash adjustments	—	—	(0.5)	—	—	(0.5)
Foreign currency effect	1.1	—	(1.2)	—	—	(0.1)
Ending balance	$5.8	$—	$26.5	$18.1	$—	$50.4

Perrigo Company plc - Item 1
Note 14

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

The charges incurred during the three months ended September 26, 2026 were primarily associated with contract termination costs as a result of the Operational Enhancement Program and professional consulting fees in Supply Chain Reinvention. The charges incurred during the nine months ended September 26, 2026 were primarily associated with employee separation costs as a result of the Operational Enhancement Program. The charges incurred during the three months ended September 27, 2025 were primarily associated with employee separation costs as a result of actions taken on Project Energize. The charges incurred during the nine months ended September 27, 2025 were primarily associated with employee separation costs as a result of actions taken on Nutrition Network Optimization and Project Energize.

Of the amount recorded during the three months ended September 26, 2026, our Self Care and Specialty Care segments reversed charges in the amounts of $0.7 million and $1.7 million, respectively, due primarily to adjustments to employee separation costs related to the Operational Enhancement Program. Of the amount recorded during the nine months ended September 26, 2026, our Self Care segment incurred charges in the amount of $54.7 million and our Specialty Care segment reversed charges in the amount of $2.9 million due primarily to employee separation costs related to the Operational Enhancement Program. Of the amount recorded during the three and nine months ended September 26, 2026, $0.9 million and $17.9 million, respectively, related to our Infant Formula segment, due to Nutrition Network Optimization. Charges totaling $2.5 million and $21.1 million during the three and nine months ended September 26, 2026, respectively, primarily for separation costs associated with the Operational Enhancement Program were corporate costs not allocated to a reporting segment.

Of the amount recorded during the three and nine months ended September 27, 2025, $10.5 million and $19.5 million, respectively, were related to our Self Care segment, due primarily to Project Energize, and $3.4 million and $6.4 million, respectively, related to our Specialty Care segment, due primarily to Project Energize, and $0.4 million and $18.1 million, respectively, related to our Infant Formula segment, due to Nutrition Network Optimization. Charges totaling $5.9 million and $13.9 million during the three and nine months ended September 27, 2025, respectively, primarily for separation costs associated with Project Energize were corporate costs not allocated to a reporting segment.

There were no other material restructuring programs for the periods presented. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $49.9 million liability for employee severance benefits and consulting fees is expected to be mostly paid within the next year, with the exception of approximately $14 million of charges recorded for Nutrition Network Optimization, which are recorded as a long-term liability on the Condensed Consolidated Balance Sheets as they are not currently expected to be paid out until 2028.

Perrigo Company plc - Item 1
Note 15

NOTE 15 - INCOME TAXES

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
21.1%	43.3%	1.8%	63.7%

The effective tax rate on pre-tax loss for the three months ended September 26, 2026, decreased when compared to the effective tax rate on pre-tax income for the three months ended September 27, 2025, primarily due to increases in our reserves for uncertain tax positions in 2025, offset by tax benefits resulting from the enactment of the One Big Beautiful Bill Act (“OBBBA”) in 2025 and changes in jurisdictional mix of earnings.

The effective tax rate on pre-tax loss for the nine months ended September 26, 2026, decreased when compared to the effective tax rate on pre-tax income for the nine months ended September 27, 2025, primarily due to a reduction in our reserves for uncertain tax positions in 2026, increases in our reserves for uncertain tax positions in 2025, the impact of goodwill impairments in 2026, offset by impacts related to the Dermacosmetics Business divestiture in 2026 and the impact of the OBBBA in 2025.

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

Perrigo Company plc - Item 1
Note 15

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

A bench trial was held during the period May 25, 2021 to June 7, 2021 for the refund case in the United States District Court for the Western District of Michigan. The total amount of cumulative deferred charge that we are seeking to receive in this litigation is approximately $113.3 million, which reflects the impact of conceding that Perrigo U.S. should have received a 5.24% royalty on all omeprazole sales. That concession was previously paid and is the subject of the above refund claims. The issues outlined in the statutory notices of deficiency described above are continuing in nature, and the IRS will likely carry forward the adjustments set forth therein as long as the OTC medication is sold, in the case of the omeprazole issue, and for all post-2012 Paragraph IV filings that trigger patent infringement suits, in the case of the ANDA issue. On September 25, 2025, the court issued an opinion in the case that predominantly sided with Perrigo U.S. on both the omeprazole and the ANDA issues. The court ordered the parties to submit computations implementing the opinion and to submit a proposed final judgment by January 23, 2026, as extended. The court, thereafter, issued a final, appealable judgment on January 27, 2026. On March 26, 2026, the Department of Justice appealed the District Court's judgment. The Department of Justice subsequently informed us that it will not appeal the District Court's ruling on the ANDA issue. Perrigo filed a cross-appeal on the omeprazole issue based on certain of the court’s adjustments on April 6, 2026.

On January 13, 2021, the IRS issued a 30-day letter and Revenue Agent's Report (“RAR”) with respect to its audit of our fiscal tax years ended June 29, 2013, June 28, 2014, and June 27, 2015. The 30-day letter proposed, among other modifications, transfer pricing adjustments in connection with the distribution of omeprazole consistent with the IRS position in the prior years in the aggregate amount of $141.6 million and ANDA-related adjustments in the aggregate amount of $21.9 million. We timely filed a protest to the 30-day letter for those additional adjustments but noted that, due to the pending refund litigation described above, IRS Appeals would not consider the merits of the omeprazole or ANDA matters. The District Court ruled in our favor on the ANDA issue, and the Department of Justice has informed us that it will not appeal that ruling. Accordingly, we have not reserved for the ANDA-related issue described above. We believe that we should prevail on the merits of the remaining omeprazole issue and have reserved for taxes and interest payable on the 5.24% deemed royalty on the omeprazole issue through the tax year ended December 31, 2018. Beginning with the tax year ended December 31, 2019, we began reporting income commensurate with the 5.24% deemed royalty. While we believe we should prevail on the merits of the omeprazole issue, its ultimate outcome remains uncertain. If our litigation position on the omeprazole issue is not ultimately sustained as part of any appeal, the outcome for the 2009–2012 tax years could range from a reduction in the refund amount to denial of any refund. In addition, we expect that the final resolution of the omeprazole issue could effectively bind future tax years. In that event, a final adverse ruling on the omeprazole issue could have a material impact on subsequent periods (i.e., 2013 to date), with additional tax liability in the range of $25.0 million to $128.0 million, not including interest and any applicable penalties.

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

Perrigo Company plc - Item 1
Note 16

NOTE 16 - COMMITMENTS AND CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of September 26, 2026, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.

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

While most of the class complaints involve alleged single-drug conspiracies, the three putative classes, the States, and many of the opt-out plaintiffs have each filed over-arching conspiracy complaints alleging that Perrigo and other manufacturers (and some individuals) entered into an “overarching conspiracy” that involved allocating customers, rigging bids, and raising, maintaining, and fixing prices for various products. The vast majority of the lawsuits described in this section have been consolidated in the In re Generic Pharmaceuticals Pricing Antitrust Litigation multidistrict litigation (“MDL”) MDL No. 2724 (United States District Court for the Eastern District of Pennsylvania).

The MDL Court initially designated three sets of cases to proceed as the first phase of “bellwethers,” meaning that they will proceed on a more expedited basis than the other cases in the MDL. Those cases are (a) class actions alleging “single drug” conspiracies, one set involving Clobetasol and one set involving Clomipramine; and (b) the third Complaint filed by the State Attorneys General alleging an overarching conspiracy concerning various topical products (described below). Perrigo was initially named as a defendant in the Clobetasol class bellwether cases, but the classes voluntarily dismissed their claims against Perrigo relating to “single drug” conspiracies involving Clobetasol in May 2023. The court certified classes of direct and “end-user” customers of the products at issue in the bellwether class cases on March 7, 2025. The Third Circuit accepted an appeal of the class certification decisions in the class bellwether cases on June 17, 2025. That appeal remains pending. All district court proceedings in those cases are stayed pending resolution of that appeal. The State case naming Perrigo that was initially designated as a bellwether case was returned to the District of Connecticut where it was initially filed; and the Connecticut court heard and decided several rounds of summary judgment motions. The claims against Perrigo were narrowed through those summary judgment decisions, but certain claims, including the overarching conspiracy claim, survived and are proceeding to trial. The case is set for trial beginning on February 3, 2027.

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

Perrigo Company plc - Item 1
Note 16

As of September 26, 2026, we reported a liability for the claims listed in the “Price-Fixing Lawsuits Related to the Company's Former Rx Business” section above for the reasonable estimates of probable loss (refer to Note 4). We intend to defend each of these lawsuits vigorously.

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

Pursuant to the Private Securities Litigation Reform Act of 1995, on February 13, 2026, the Court appointed the International Brotherhood of Teamsters Local No. 710 Pension Fund as Lead Plaintiff and approved Cohen Milstein to serve as lead counsel for the proposed class. On May 1, 2026, Lead Plaintiff filed an Amended Complaint. The Defendants filed a motion to dismiss the Amended Complaint on August 7, 2026, Lead Plaintiff filed its opposition on October 9, 2026, and Defendants intend to file a reply by November 16, 2026. We intend to defend the lawsuit vigorously.

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in a variety of state courts alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to alleged asbestos contamination of the raw material talc. The majority of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. As of September 26, 2026, the Company was named in approximately 245 pending lawsuits seeking compensatory and punitive damages. This number reflects recent group resolutions. Nationwide the number of new cases against manufacturers and retailers of talc-containing products alleging injury related to asbestos-contaminated talc continues to grow. The rate of filings against the Company is consistent with this trend and has increased as well; approximately 170 new complaints were filed against the Company between January 1 and September 26, 2026. The Company has several defenses and continues to both vigorously defend these lawsuits and explore various means of expeditiously resolving these claims before trial, including through dismissals and settlements of certain plaintiffs' claims. Trials for these lawsuits are currently scheduled throughout 2026 and 2027. There are currently over 35 trials set for these cases through the end of the first quarter of 2027. The Company continues to evaluate these cases and vigorously defend itself against such claims while pursuing resolution of certain of the claims, including through dismissals and settlement. The Company’s retailer customers that are also named in the litigation are seeking indemnity from the Company, including for their defense costs and liability relating to these cases.

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

Perrigo Company plc - Item 1
Note 16

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

Other than the MDL and state court matters that have been dismissed at the trial court level, as of the date of these financial statements, the Company was also named in approximately 190 personal injury lawsuits in the state of California. In November 2024, the Company reached a settlement in principle in each of the remaining Ranitidine California state court lawsuits. The pending settlement was finalized in 2026 for an immaterial amount and was fully funded by insurance.

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

After completing fact and expert discovery on general causation, on December 18, 2023, the MDL court granted in full defendants' motions to exclude testimony of Plaintiffs' general causation expert witnesses, finding Plaintiffs presented no reliable evidence of scientific causation between prenatal ingestion of acetaminophen and ASD or ADHD in children. Final judgment was entered as to the majority of pending cases. The Plaintiffs appealed the decision before the Second Circuit. A small minority of cases were exempted from the Court’s dismissal to enable Plaintiffs to present an additional expert to be evaluated through a similar process as the larger majority to determine if they can withstand scientific causation through this new expert. However, on July 10, 2024, the Court granted in full defendants' motion to exclude testimony of Plaintiffs' new general causation expert witness in this subset of carve out cases for similar reasons as the Court's December 2023 Order. Final judgment was entered against the Plaintiffs in those carve out cases, which were included in the Second Circuit appeal.

The appeals before the Second Circuit were fully briefed and argument was held on November 17, 2025. On July 13, 2026, the Second Circuit issued an Order vacating the MDL Court’s Orders excluding each of Plaintiffs’ general causation expert witnesses pursuant to Rule 702. The Second Circuit held that the MDL Court exceeded its discretion as gatekeeper in excluding three of Plaintiffs’ original five experts including their primary epidemiology

Perrigo Company plc - Item 1
Note 16

expert, but found that the MDL Court was within its discretion in excluding the remaining two experts in pharmacology and teratology. The Second Circuit also concluded that the MDL Court correctly declined to dismiss the cases on the grounds that the Plaintiffs’ failure to warn claims were preempted, based on warnings requirements. On September 12, 2026, Defendants filed an En Banc petition, On October 16, 2026, the Second Circuit denied the petition. The case will be remanded to the MDL Court for further proceedings consistent with the Second Circuit opinion. Currently, it is not possible to assess reliably the outcome of these cases or reasonably estimate any potential future financial impact on the Company.

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

On October 6, 2026, Plaintiffs moved for leave to amend their Streamlined Complaint and filed a proposed Amended Streamlined Complaint expanding the allegations related to the Maximum Strength and associated claims. Defendants filed a response but did not oppose the amendment. The Eastern District of New York granted Plaintiffs’ motion for leave to amend on October 28, 2026, and the now-operative amended complaint was filed the next day. Defendants’ motion to dismiss is due December 7, 2026, and briefing is scheduled to conclude in February 2027. Plaintiffs have until November 20, 2026 to petition the U.S. Supreme Court for certiorari challenging the Second Circuit’s dismissal of their RICO claims. All discovery remains staying while these pleading issues are resolved.

Individual arbitrations involving similar efficacy allegations have also been threatened or initiated against certain retailers in various arbitral forums. Some of the Company's retail customers sought indemnity and defense costs from the Company relating to these cases. Agreements are in place to resolve these matters.

PLD & Conry Litigation

Perrigo Company plc, L. Perrigo Company, and PBM Nutritionals, LLC (collectively, the “Perrigo Defendants”) are defendants in two pending litigations, P&L Development, LLC v. Gerber Products Company, et al. (the “PLD Action”), and Conry, et al. v. Gerber Products Company, et al. (the “Conry Action” and together with the PLD Action, the “Actions”), both of which are pending in the U.S. District Court for the Eastern District of New York. The PLD Action was brought by P&L Development, LLC (“PLD”), and the Conry Action was brought by a proposed class of Store Brand infant formula purchasers (the “Conry Plaintiffs”). Gerber Products Company (“Gerber”) is a co-defendant in both Actions. The Actions involve allegations that PLD entered into a memorandum of understanding with Gerber for Gerber to supply PLD with infant formula with which to compete with Perrigo, and that Gerber allegedly repudiated that commitment because of an agreement with the Perrigo Defendants, which unreasonably restrained trade in violation of Section 1 of the Sherman Act. The Actions also involve allegations that the Perrigo Defendants’ acquisition of the Gateway infant formula manufacturing facility from Gerber was anticompetitive. Perrigo has entered into settlement agreements with each of PLD and the Conry Plaintiffs to settle all claims against Perrigo in both the PLD Action and the Conry Action, respectively. On October 13, 2026, the Conry Plaintiffs filed a motion for preliminary approval of the settlement with the Court.

Perrigo Company plc - Item 1
Note 16

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. Except as otherwise discussed for specific matters above, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. As of September 26, 2026, the loss accrual for litigation contingencies reflected on the Condensed Consolidated Balance Sheet in Other accrued liabilities was $102.2 million, inclusive of the accrual related to Discontinued Operations. The Company also recorded a recovery receivable reflected on the Condensed Consolidated Balance Sheets in Prepaid expenses and other current assets of $32.5 million, inclusive of the recovery receivable related to Discontinued Operations, as of September 26, 2026. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates, nor any assurance as to the amount of such final costs that may be covered by insurance. In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

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

For each segment, the CODM uses this information to assist in evaluating underlying trends, to monitor budget and forecast versus actual results, to make investment decisions to allocate resources both in total, and between the segments, and to make key segment personnel decisions. Segment adjusted operating income is based on Operating income, excluding amortization expense, acquisition and integration-related charges and contingent consideration, impairment charges, Infant Formula remediation, (gain) loss on divestitures and brand sales, loss on debt extinguishment, unusual litigation, and restructuring charges and other termination benefits (referred to herein as “Segment adjusted operating income (loss)”), as the CODM excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include expenses related to treasury, legal operations, and certain other expenses are not allocated to the segments. In assessing segment performance and managing operations, the CODM reviews total inventory by segment but does not review segment assets in total, accordingly certain asset related disclosures are omitted.

Perrigo Company plc - Item 1
Note 17

The tables below show select financial measures by reporting segment(1) (in millions):

	Three Months Ended		Nine Months Ended
Net Sales	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Self Care	$612.7	$633.1	$1,732.6	$1,845.9
Specialty Care	182.4	191.2	616.0	623.4
Infant Formula	80.7	89.3	271.4	259.1
Reporting segment net sales	875.9	913.6	2,620.0	2,728.4
All Other	112.7	129.7	360.6	415.1
Total Consolidated net sales	$988.6	$1,043.3	$2,980.6	$3,143.5

	Three Months Ended September 26, 2026
	Self Care	Specialty Care	Infant Formula	Reporting Segments Total
Reporting segment net sales(2)	$612.7	$182.4	$80.7	$875.9
Adjusted cost of sales(3)	411.0	81.6	66.2
Adjusted operating expenses(4)	96.3	68.9	15.0
Segment adjusted operating income (loss)	$105.4	$31.9	$(0.5)	$136.8
Reconciliation to Income from continuing operations before income taxes:
All Other segment adjusted operating income(5)				26.6
Unallocated expense(6)				(34.2)
Amortization expense related primarily to acquired intangible assets(7)				(54.3)
Impairment charges(8)				(4.1)
Restructuring charges and other termination benefits(9)				—
Unusual litigation(10)				(41.0)
Other(11)				(6.6)
Operating income				$23.1

(1) Amounts may not add or recalculate due to rounding.
(2) See table above for reconciliation to Consolidated net sales.
(3) Segment adjusted cost of sales represents costs of sales attributable to the reporting segments, excluding $28.6 million of amortization expense related primarily to acquired intangible assets and $2.5 million of accelerated depreciation related to Nutrition Network Optimization included in Other within the reconciliation to Income from continuing operations before income taxes.
(4) Segment adjusted operating expense items include distribution, research and development, and selling and administrative expenses, excluding $27.1 million of unusual litigation, $16.1 million of amortization expense related primarily to acquired intangible assets, $4.1 million related to impairment charges and a reversal of $1.5 million related to restructuring charges and other termination benefits.
(5) All Other segment adjusted operating income includes earnings from other operating segments of $26.6 million which excludes $9.7 million of amortization expense related primarily to acquired intangible assets and a reversal of $1.0 million related to restructuring charges and other termination benefits.
(6) Unallocated expense of $34.2 million excludes $13.9 million related to unusual litigation, $4.0 million related to professional consulting fees for potential divestiture activity and $2.5 million related to restructuring charges and other termination benefits.
(7) Amortization expense related primarily to acquired intangible assets is discussed in further detail in Note 8.
(8) During the three months ended September 26, 2026, we determined the carrying value of our Medgenix business exceeded its estimated fair value less costs to sell, resulting in a total impairment charge of $4.1 million.
(9) Refer to Note 14 for details.
(10) Refer to Note 16 for details.
(11) Other pre-tax adjustments impacting operating income for the three months ended September 26, 2026 includes $4.1 million of professional consulting fees for potential divestitures and $2.5 million of accelerated depreciation as part of Nutrition Network Optimization.

Perrigo Company plc - Item 1
Note 17

	Nine Months Ended September 26, 2026
	Self Care	Specialty Care	Infant Formula	Reporting Segments Total
Reporting segment net sales(2)	$1,732.6	$616.0	$271.4	$2,620.0
Adjusted cost of sales(3)	1,174.5	280.4	225.5
Adjusted operating expenses(4)	305.5	200.5	49.9
Segment adjusted operating income (loss)	$252.7	$135.1	$(4.0)	$383.7
Reconciliation to Income from continuing operations before income taxes:
All Other segment adjusted operating income(5)				84.1
Unallocated expense(6)				(101.4)
Amortization expense related primarily to acquired intangible assets(7)				(163.3)
Impairment charges(8)				(335.9)
Restructuring charges and other termination benefits(9)				(89.5)
Unusual litigation(10)				(69.9)
Other(11)				(33.7)
Operating loss				$(325.8)

(1) Amounts may not add or recalculate due to rounding.
(2) See table above for reconciliation to Consolidated net sales.
(3) Segment adjusted cost of sales represents costs of sales attributable to the reporting segments, excluding $90.1 million of amortization expense related primarily to acquired intangible assets and $21.2 million of accelerated depreciation related to Nutrition Network Optimization included in Other within the reconciliation to Income from continuing operations before income taxes.
(4) Segment adjusted operating expense items include distribution, research and development, and selling and administrative expenses, excluding $148.7 million related to impairment charges, $69.8 million related to restructuring charges and other termination benefits $51.1 million of unusual litigation, $47.7 million of amortization expense related primarily to acquired intangible assets and $0.4 million related to professional consulting fees.
(5) All Other segment adjusted operating income includes earnings from other operating segments of $84.1 million which excludes $187.2 million of impairment charges, $25.5 million of amortization expense related primarily to acquired intangible assets and a reversal of $1.3 million related to restructuring charges and other termination benefits.
(6) Unallocated expense of $101.4 million excludes $21.1 million related to restructuring charges and other termination benefits, $18.7 million related to unusual litigation and $12.1 million related to professional consulting fees for potential divestiture activity.
(7) Amortization expense related primarily to acquired intangible assets is discussed in further detail in Note 8.
(8) During the nine months ended September 26, 2026, we determined the carrying value of our reporting units, Medgenix business and an in-process R&D asset exceeded their estimated fair value and recorded impairment charges of $330.8 million, $4.1 million, and $1.0 million respectively. Refer to Note 8 for details.
(9) Refer to Note 14 for details.
(10) Refer to Note 16 for details.
(11) Other pre-tax adjustments impacting operating income for the nine months ended September 26, 2026 includes $21.2 million of accelerated depreciation as a result of Nutrition Network Optimization and $12.5 million of professional consulting fees for potential divestiture activity and other legal matters.

	Three Months Ended September 27, 2025
	Self Care	Specialty Care	Infant Formula	Reporting Segments Total
Reporting segment net sales(2)	633.1	$191.2	$89.3	$913.6
Adjusted cost of sales(3)	407.8	85.4	52.6
Adjusted operating expenses(4)	94.7	63.7	22.2
Segment adjusted operating income	$130.6	$42.1	$14.6	$187.3
Reconciliation to Income from continuing operations before income taxes:
All Other segment adjusted operating income(5)				22.5
Unallocated expense(6)				(36.4)
Amortization expense related primarily to acquired intangible assets(7)				(56.0)
Restructuring charges and other termination benefits(8)				(20.9)
Unusual litigation(9)				(15.0)
Other(10)				(8.9)
Operating income				$72.6
(1) Amounts may not add or recalculate due to rounding.

Perrigo Company plc - Item 1
Note 17
(2) See table above for reconciliation to Consolidated net sales.
(3) Segment adjusted cost of sales represents costs of sales attributable to the reporting segments, excluding $28.5 million of amortization expense related primarily to acquired intangible assets and $4.0 million of accelerated depreciation related to Nutrition Network Optimization included in Other within the reconciliation to Income from continuing operations before income taxes.
(4) Segment adjusted operating expense items include distribution, research and development, and selling and administrative expenses, excluding $17.7 million of amortization expense related primarily to acquired intangible assets, $14.8 million related to restructuring charges and other termination benefits, a $1.6 million asset abandonment charge related to Nutrition Network Optimization included in Other within the reconciliation to Income from continuing operations before income taxes and $1.1 million of unusual litigation.
(5) All Other segment adjusted operating income includes earnings from other operating segments of $22.5 million which excludes $9.9 million of amortization expense related primarily to acquired intangible assets.
(6) Unallocated expense of $36.4 million excludes $13.9 million related to unusual litigation, $6.0 million related to restructuring charges and other termination benefits and $3.1 million related to professional consulting fees for divestiture activity included in Other within the reconciliation to Income from continuing operations before income taxes.
(7) Amortization expense related primarily to acquired intangible assets is discussed in further detail in Note 8.
(8) Refer to Note 14 for details.
(9) Refer to Note 16 for details.
(10) Other pre-tax adjustments impacting operating income for the three months ended September 27, 2025 includes $4.0 million of accelerated depreciation and a $1.6 million asset abandonment charge related to Nutrition Network Optimization and $3.1 million related to professional consulting fees for divestiture activity.

	Nine Months Ended September 27, 2025
	Self Care	Specialty Care	Infant Formula	Reporting Segments Total
Reporting segment net sales(2)	$1,845.9	$623.4	$259.1	$2,728.4
Adjusted cost of sales(3)	1,193.2	265.6	178.9
Adjusted operating expenses(4)	315.3	207.3	67.2
Segment adjusted operating income	$337.4	$150.5	$13.0	$500.9
Reconciliation to Income from continuing operations before income taxes:
All Other segment adjusted operating income(5)				69.0
Unallocated expense(6)				(114.8)
Amortization expense related primarily to acquired intangible assets(7)				(167.8)
Impairment charges(8)				(4.6)
Infant formula remediation				(0.9)
Restructuring charges and other termination benefits(9)				(59.0)
Unusual litigation(10)				(39.3)
Other(11)				(18.7)
Operating income				$164.9

(1) Amounts may not add or recalculate due to rounding.
(2) See table above for reconciliation to Consolidated net sales.
(3) Segment adjusted cost of sales represents costs of sales attributable to the reporting segments, excluding $88.5 million of amortization expense related primarily to acquired intangible assets and $8.4 million of accelerated depreciation related to Nutrition Network Optimization included in Other within the reconciliation to Income from continuing operations before income taxes and $0.9 million of infant formula remediation.
(4) Segment adjusted operating expense items include distribution, research and development, and selling and administrative expenses, excluding $53.4 million of amortization expense related primarily to acquired intangible assets, $45.0 million related to restructuring charges and other termination benefits, $4.6 million of impairment charges, a $1.6 million asset abandonment charge related to Nutrition Network Optimization included in Other within the reconciliation to Income from continuing operations before income taxes and $1.6 million of unusual litigation.
(5) All Other segment adjusted operating income includes earnings from other operating segments of $69.0 million which excludes $25.9 million of amortization expense related primarily to acquired intangible assets.
(6) Unallocated expense of $114.8 million excludes $37.7 million related to unusual litigation, $14.0 million related to restructuring charges and other termination benefits and $8.5 million related to professional consulting fees for divestiture activity included in Other within the reconciliation to Income from continuing operations before income taxes.
(7) Amortization expense related primarily to acquired intangible assets is discussed in further detail in Note 8.
(8) During the nine months ended September 27, 2025, we determined the carrying value of the Richard Bittner Business net assets held for sale exceeded their fair value less costs to sell, resulting in a total impairment charge of $3.1 million and we determined the carrying value of our Prevacid® branded product was impaired by $1.5 million.
(9) Refer to Note 14 for details.
(10) Refer to Note 16 for details.

Perrigo Company plc - Item 1
Note 17
(11) Other pre-tax adjustments impacting operating income for the nine months ended September 27, 2025 includes $8.5 million of professional consulting fees for divestiture activity and $8.4 million of accelerated depreciation and a $1.6 million asset abandonment charge related to Nutrition Network Optimization.

The tables below show select financial measures by reporting segment(1) (in millions):

Inventory	September 26, 2026	December 31, 2025
Self Care	$659.5	$695.9
Specialty Care	115.1	146.1
Infant Formula	138.0	188.4
All Other	101.0	118.6
Total inventory	$1,013.8	$1,149.0

	Three Months Ended		Nine Months Ended
Depreciation	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Self Care	$14.3	$15.5	$41.3	$46.2
Specialty Care	4.5	3.8	12.0	11.6
Infant Formula	4.6	8.2	31.8	20.5
All Other	4.1	1.9	12.5	5.9
Total depreciation	$27.5	$29.4	$97.6	$84.4

(1) Amounts may not add or recalculate due to rounding.

NOTE 18 - SUBSEQUENT EVENTS

On October 29, 2026, we entered into a definitive agreement pursuant to which MeridianMade will acquire our Infant Formula business for total consideration of up to $175 million. The transaction consideration consists of $40 million in cash at closing and up to an additional $135 million contingent on the achievement of future performance milestones through 2030.
The criteria for reporting our Infant Formula business as held for sale were met after the balance sheet date, and therefore we classified the business as held and used as of September 26, 2026. After considering expected carrying value relative to cash proceeds and an estimate of fair value of the contingent milestones, we expect to recognize a loss between $275.0 million and $375.0 million resulting from the measurement as held for sale during the fourth quarter of 2026.

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

Our Oral Care product category and Other product category, which includes our Dermacosmetics Business (through its April 30, 2026 divestment), are together disclosed as “All Other.” See Item 1. Note 17 for more information.

We previously operated an Rx segment consisting of our U.S. generic prescription pharmaceuticals business and other pharmaceuticals and diagnostic businesses in Israel, which have been divested. The Rx segment was reported as Discontinued Operations in 2021, and is presented as such for all periods in this report. See Item 1. Note 4 for more information.

Products

We offer products in the following categories:

Reporting Segment	Product Category	Description
Self Care	Upper Respiratory	Products that relieve upper respiratory symptoms, including cough suppressants, expectorants, sinus and allergy relief.
	Digestive Health	Products such as antacids, anti-diarrheal, and anti-heartburn that relieve symptoms associated with digestive issues.
	Healthy Lifestyle	Products that help consumers live a healthy lifestyle such as smoking cessation, weight management, heart health, VMS, nutraceutical and electrolytes.
	Pain & Sleep	Products comprised of pain relievers, fever reducers and sleep-aids.
Specialty Care	Skin Health	Products for the face and body such as scar management, lice treatment, insect repellant and other products for various skin conditions.
	Women's Health	Women's health products, including feminine hygiene and contraceptives.
Infant Formula	Infant Formula	Infant nutrition products designed to meet dietary needs.
All Other	Oral Care	Products used for oral care, including toothbrushes, toothbrush replacement heads, floss, flossers, whitening products and toothbrush covers.
	Other(1)	Other miscellaneous self-care products, including the Dermacosmetics Business.
(1) The Dermacosmetics Business was historically reported in the Skin Care category and is now included within Other through its April 30, 2026 divestment.

Perrigo Company plc - Item 2
Executive Overview

Recent Developments

•On October 29, 2026, we entered into a definitive agreement pursuant to which MeridianMade will acquire Perrigo’s Infant Formula business for total consideration of up to $175 million. The transaction consists of $40 million in cash at closing and up to an additional $135 million contingent on the achievement of future performance milestones through 2030.

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

Project Energize

As part of our sustainable, value accretive growth strategy, we launched Project Energize in the first quarter of 2024 - a global investment and efficiency program to drive the next evolution of capabilities and organizational agility. This three-year program was expected to produce significant benefits in our long-term business performance by enabling our One Perrigo growth strategy, increasing organizational agility and mitigating impacts from stabilizing and strengthening the Infant Formula business. As of December 31, 2025, Project Energize had achieved these objectives and was substantively completed.

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

Nutrition Network Optimization; Strategic Review

In 2025, we initiated the Nutrition Network Optimization (“NNO”) project to optimize our infant formula manufacturing footprint, upgrade packaging capabilities, harmonize quality processes, and enhance our research and development capabilities. At that time, we expected to make approximately $240 million of capital investments in our infant formula production network over a three-year period. As disclosed in our Quarterly Report on Form 10-Q for the period ended March 29, 2025, we deferred capital expenditures associated with the NNO project due to macroeconomic uncertainty. On November 5, 2025, we announced a strategic review of our Infant Formula business that included reassessing the previously announced NNO project and related investments. The review assessed a full range of alternatives for the business. During the three months ended June 27, 2026, we executed a partial plant shut-down of our Vermont facility to rationalize capacity as part of this program. Through September 26, 2026, we have incurred approximately $3 million of engineering, planning and design costs associated with the NNO project. We expect to fund capital expenditures related to the business of approximately $21 million through March 2027, of which approximately $18 million is related to the NNO project. On October 29, 2026, we entered into a definitive agreement for the sale of the Infant Formula business. The transaction is expected to close in March 2027, subject to the satisfaction of third-party approvals and other customary closing conditions, at which time the buyer will be responsible for capital expenditures going forward. For further details on our restructuring charges related to the NNO project, refer to Item 1. Note 14.

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

During the first quarter of 2026, following the U.S. Supreme Court’s determination that tariffs imposed under the International Emergency Economic Powers Act were unlawful and subsequent orders of the U.S. Court of International Trade directing U.S. Customs and Border Protection to refund such duties, the Company concluded that recovery of a portion of previously paid tariffs is probable. Accordingly, we recorded a net receivable of approximately $21 million that benefited gross profit during the three months ended March 28, 2026, representing refunds expected to be received related to eligible import entries, based on information currently available, including shipment‑level data and applicable court guidance. During the three months ended June 27, 2026, we recorded a $9.6 million adjustment benefiting gross profit based on updated information, resulting in a net receivable of approximately $31 million.

During the three months ended September 26, 2026, we recorded an adjustment of $4.5 million benefiting gross profit based on updated information and we submitted a request and subsequently received a refund from U.S. Customs and Border Protection of approximately $28 million, resulting in a remaining net receivable of approximately $7 million. The timing of receipt of these refunds is subject to U.S. Customs and Border Protection’s administrative processes, and actual amounts received may differ from estimates as refund claims are validated.

Perrigo Company plc - Item 2
Executive Overview

In addition, our interest expense is impacted by the overall global economic and interest rate environment. We manage interest rate risk through our capital structure and the use of interest rate swaps to fix the interest rate on greater than 85% of our outstanding debt.

Inflationary Costs and Supply Chain

Supply chain disruptions continue in multiple commodity categories such as agricultural commodities due to climate impacts and impacts across the overall supply chain due to the conflicts between Russia and Ukraine, the Middle East Conflict and overall geopolitical tensions. Inflationary pressures are still a significant cost factor in major economies globally across food, energy and labor and general materials. The ongoing conflict involving Iran and the Middle East Conflict have contributed to volatility in global oil markets, resulting in rising oil prices. This escalation in oil prices presents an inflation risk for the broader economy. We previously experienced employment vacancies and attrition in the labor market which negatively impacted productivity and drove wage rate increases and other retention benefits. We implemented a series of actions to substantially mitigate these and other inflationary cost pressures, such as strategic pricing and our Supply Chain Reinvention Program. Benefits from our actions have substantially offset the impacts of inflation to date. However, future supply chain disruptions and inflationary pressures from the continuation of the conflicts between Russia and Ukraine, escalating conflicts in the Middle East, the duration and extent of oil price increases and persistent geopolitical tensions along with the impact of tariff and trade policy continue to foster uncertainty.

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

Perrigo Company plc - Item 2
Executive Overview

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

We have been focusing on rebuilding market share, while managing the additional cost and production processes. Although we have gained market share in non-WIC infant formula powder, heightened competition from existing and new entrants, particularly as a result of continued regulatory forbearance allowing imported infant formulas has led to increased supply of infant formula in the United States, and the previously disclosed lost distribution of the Good Start® brand have hindered our efforts to recover our previous market share. On November 5, 2025, we announced a strategic review of our Infant Formula business that included reassessing the previously announced NNO project and related investments. The review assessed a full range of alternatives for the business. See Nutrition Network Optimization; Strategic Review above.

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

For additional information, refer to Part II. Item 1A - Risk Factors.

Perrigo Company plc - Item 2
Consolidated

RESULTS OF OPERATIONS

Currency Translation

Any currency translation effects described below represent estimates of the net differences between translation of foreign currency transactions into U.S. dollars for the three and nine months ended September 26, 2026 at the average exchange rates for the reporting period and average exchange rates for the three and nine months ended September 27, 2025.

CONSOLIDATED FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	September 26, 2026	September 27, 2025
Net sales	$988.6	$1,043.3
Gross profit	$320.8	$377.1
Gross profit %	32.4%	36.1%
Operating income	$23.1	$72.6
Operating income %	2.3%	7.0%

Net sales decreased $54.7 million, or 5.2%, due primarily to:
•$18.9 million decrease, or 1.9%, due primarily to soft consumption in our Self Care segment, which led to more measured retailer inventory positioning ahead of the cough and cold season within the Pain & Sleep and Upper Respiratory categories. These factors were partially offset by continued market share gains in the Specialty Care and Self Care reporting segments, supported by innovation launches;
•$30.2 million decrease due primarily to the sale of the Dermacosmetics Business that completed in April 2026; as well as
•$5.1 million decrease from unfavorable foreign currency translation.
Operating income decreased $49.5 million, or 68.2%, due primarily to:
•$56.3 million decrease in gross profit due to the impacts of planned under-absorption stemming from lower production volumes in Infant Formula, the impact of divestitures, and the impact of lower net sales volumes, primarily within the Skin Health and Upper Respiratory categories, partially offset by the contribution from innovation gains and the net recognition of a recovery of a portion of previously paid tariffs of approximately $5 million. Gross profit as a percentage of net sales decreased 370 basis points compared to the prior year due primarily to the same factors that drove gross profit as well as impacts from unfavorable mix. This was partially offset by
•$6.8 million decrease in operating expenses driven by decreased expenses for restructuring activities compared to the prior year period, partially offset by increased administration costs.
Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	September 26, 2026	September 27, 2025
Net sales	$2,980.6	$3,143.5
Gross profit	$960.2	$1,132.3
Gross profit %	32.2%	36.0%
Operating income (loss)	$(325.8)	$164.9
Operating income %	(10.9)%	5.2%

Perrigo Company plc - Item 2
Consolidated

Net sales decreased $162.9 million, or 5.2%, due primarily to:
•$135.6 million decrease, or 4.4%, due primarily to soft consumption and lower retailer inventory levels within the Self Care segment, as well as lower contract manufacturing volumes. These were partially offset by continued market share gains in the Self Care reporting segment, supported by innovation launches;
•$56.0 million decrease due primarily to the sale of the Dermacosmetics Business that completed in April 2026; partially offset by
•$28.7 million increase from favorable foreign currency translation.
Operating income (loss) decreased $490.7 million, or 297.6%, due primarily to:
•$172.2 million decrease in gross profit due to the carry-over impacts of planned under-absorption stemming from lower prior-year sales volumes, the impact of lower net sales volumes, primarily within our Self Care reporting segment, and the impact of divestitures, partially offset by the net recognition of a recovery of a portion of previously paid tariffs of approximately $35 million. Gross profit as a percentage of net sales decreased 390 basis points compared to the prior year due primarily to the same factors that drove gross profit.
•$318.5 million increase in operating expenses driven by the $332.6 million goodwill impairment charge.
SELF CARE FINANCIAL RESULTS

Refer to Item 1. Note 17 for more information.

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	September 26, 2026	September 27, 2025
Net sales	$612.7	$633.1
Segment adjusted operating income	$105.4	$130.6
Segment adjusted operating margin	17.2%	20.6%

Net sales decreased $20.4 million, or 3.2%, due primarily to:

•$17.9 million decrease, or 2.8%, due primarily to soft consumption, which led to more measured retailer inventory positioning ahead of the cough and cold season within the Pain & Sleep and Upper Respiratory categories, as well as unfavorable impacts from net pricing adjustments. These were partially offset by growth in the Healthy Lifestyle category, driven by continued share gains of store brand nicotine replacement products, and the Digestive Health category, supported by higher volumes of store brand laxative products;
•$1.3 million decrease due primarily to previously announced divestitures; as well as
•$1.3 million decrease from unfavorable foreign currency translation.
Segment adjusted operating income decreased $25.3 million, or 19.4%, due primarily to unfavorable gross profit flow through driven by unfavorable mix and unfavorable impacts from net pricing adjustments, as well as a $1.6 million increase in operating expense driven by higher advertising and promotional investments, partially offset by benefits from the Operational Enhancement Program.
Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	September 26, 2026	September 27, 2025
Net sales	$1,732.6	$1,845.9
Segment adjusted operating income	$252.7	$337.4
Segment adjusted operating margin	14.6%	18.3%

Perrigo Company plc - Item 2
Self Care

Net sales decreased $113.3 million, or 6.1%, due primarily to:

•$126.8 million decrease, or 6.9%, due primarily to continued soft consumption across both the U.S. and Europe, driven in part by lower year-over-year seasonal incidence of cough and cold in the first half of the year, as well as lower retailer inventory levels, unfavorable impacts from net pricing adjustments, and unfavorable mix. This was partially offset by gains driven by innovation;
•$5.4 million decrease due primarily to previously announced divestitures; partially offset by
•$18.9 million increase from favorable foreign currency translation.
Segment adjusted operating income decreased $84.8 million, or 25.1%, due primarily to unfavorable gross profit flow through driven by soft consumption and the carry-over impacts of planned under-absorption stemming from lower prior-year sales volumes, partially offset by a $9.8 million decrease in operating expenses driven by benefits from the Operational Enhancement Program.
SPECIALTY CARE FINANCIAL RESULTS

Refer to Item 1. Note 17 for more information.

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	September 26, 2026	September 27, 2025
Net sales	$182.4	$191.2
Segment adjusted operating income	$31.9	$42.1
Segment adjusted operating margin	17.5%	22.0%

Net sales decreased $8.8 million, or 4.6%, due primarily to:
•$6.6 million decrease, or 3.5%, due primarily to lower net sales in Skin Health driven by lower store brand sales and contract manufacturing sales of Minoxidil and lower net sales of Mederma®, partially offset by growth in the Women’s Health category led by continued momentum and share gains from ellaOne® and continued growth from Opill®. The decline in Skin Health was partially offset by strong in-season performance from Compeed® and Jungle Formula®; as well as
•$2.1 million decrease from unfavorable foreign currency translation.
Segment adjusted operating income decreased $10.2 million, or 24.2%, due primarily to unfavorable gross profit flow through driven by unfavorable volume/mix, as well as a $5.2 million increase in operating expenses driven by higher advertising and promotional investments.
Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	September 26, 2026	September 27, 2025
Net sales	$616.0	$623.4
Segment adjusted operating income	$135.1	$150.5
Segment adjusted operating margin	21.9%	24.1%

Net sales decreased $7.3 million, or 1.2%, due primarily to:
•$15.0 million decrease, or 2.4%, due primarily to lower net sales in Skin Health driven by lower store brand sales and contract manufacturing sales of Minoxidil and lower net sales of Mederma®, partially offset by the Women’s Health category led by continued momentum from Opill® and ellaOne®. The decline in Skin Health was partially offset by share gains in Compeed® and Jungle Formula®; partially offset by
•$7.6 million increase from favorable foreign currency translation.

Perrigo Company plc - Item 2
Specialty Care

Segment adjusted operating income decreased $15.4 million, or 10.2%, due primarily to unfavorable gross profit flow through as a result of the carry-over impacts of prior year manufacturing volume headwinds and unfavorable mix, partially offset by a $6.7 million decrease in operating expenses driven by lower advertising and promotional spend, including planned lower Opill® investment levels.
INFANT FORMULA FINANCIAL RESULTS

Refer to Item 1. Note 17 for more information.

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	September 26, 2026	September 27, 2025
Net sales	$80.7	$89.3
Segment adjusted operating income (loss)	$(0.5)	$14.6
Segment adjusted operating margin	(0.7)%	16.3%

Net sales decreased $8.6 million, or 9.6%, due primarily to:
•$8.5 million decrease, or 9.5%, due primarily to lower contract manufacturing volumes, partially offset by increased net sales of store brand formula.
Segment adjusted operating income (loss) decreased $15.1 million, due primarily to unfavorable gross profit flow through including planned under-absorption stemming from lower production volumes, partially offset by a $7.2 million decrease in operating expenses driven by lower administrative costs as a result of actions taken as part of Nutrition Network Optimization.
Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	September 26, 2026	September 27, 2025
Net sales	$271.4	$259.1
Segment adjusted operating income (loss)	$(4.0)	$13.0
Segment adjusted operating margin	(1.5)%	5.0%

Net sales increased $12.2 million, or 4.7%, due primarily to:
•$12.1 million increase, or 4.7%, due primarily to growth in contract and store brand infant formula, partially offset by lower net sales in branded infant formula as the prior year period was elevated due to customer inventory replenishment.
Segment adjusted operating income (loss) decreased $17.0 million, due primarily to unfavorable gross profit flow through driven by the carry-over impacts of prior-year manufacturing volume headwinds, partially offset by a $17.3 million decrease in operating expenses driven by lower administrative and selling costs as a result of actions taken as part of Nutrition Network Optimization.
ALL OTHER FINANCIAL RESULTS

Refer to Item 1. Note 17 for more information.

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	September 26, 2026	September 27, 2025
Net sales	$112.7	$129.7
Segment adjusted operating income	$26.6	$22.5
Segment adjusted operating margin	23.6%	17.4%

Perrigo Company plc - Item 2
Infant Formula
Net sales decreased $16.9 million, or 13.1%, due primarily to:
•$29.2 million decrease due to the sale of the Dermacosmetics Business that completed on April 30, 2026;
•$1.6 million decrease from unfavorable foreign currency translation; partially offset by
•$14.1 million increase, or 14.0%, due primarily to favorable volume growth driven by the Oral Care category, contributions from innovation, and favorable impacts from net pricing adjustments.
Segment adjusted operating income increased $4.0 million, or 18.4%, due primarily to a $11.2 million decrease in operating expenses as a result of the absence of expenses associated with the Dermacosmetics Business, partially offset by unfavorable gross profit flow through.
Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	September 26, 2026	September 27, 2025
Net sales	$360.6	$415.1
Segment adjusted operating income	$84.1	$69.0
Segment adjusted operating margin	23.3%	16.6%

Net sales decreased $54.5 million, or 13.1%, due primarily to:
•$50.7 million decrease due to the sale of the Dermacosmetics Business that completed on April 30, 2026;
•$5.9 million decrease, or 1.6%, due primarily to lower net sales in the Oral Care category, partially offset by contributions from innovation and favorable impacts from net pricing adjustments; partially offset by
•$2.1 million increase from favorable foreign currency translation.
Segment adjusted operating income increased $15.1 million, or 21.9%, due primarily to a $23.8 million decrease in operating expenses as a result of the absence of expenses associated with the Dermacosmetics Business, partially offset by lower net sales flow through.
Interest expense, net, Other (income) expense, net and Loss on extinguishment of debt

	Three Months Ended		Nine Months Ended
(in millions)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Interest expense, net	$37.9	$40.6	$117.1	$119.2
Other (income) expense, net	$3.4	$9.6	$(123.1)	$11.9
Loss on extinguishment of debt	$—	$—	$1.4	$—

Interest expense, net

Interest expense, net during the three and nine months ended September 26, 2026 was comparable to the prior year periods.

Other (income) expense, net

The $6.3 million decrease in Other (income) expense, net during the three months ended September 26, 2026 compared to the prior year period was due primarily to favorable changes in revaluation of foreign currency contracts.

The $135.0 million decrease in Other (income) expense, net during the nine months ended September 26, 2026 compared to the prior year period was due primarily to the gain on sale related to the divestiture of the Dermacosmetics Business (refer to Item 1. Note 3).

Loss on extinguishment of debt

The loss on extinguishment of debt recognized during the nine months ended September 26, 2026 is a result of the Amended and Restated Credit Agreement (refer to Item 1. Note 11).

Perrigo Company plc - Item 2
Interest expense, net Other and Change in financial assets
Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
21.1%	43.3%	1.8%	63.7%

The effective tax rate on pre-tax loss for the three months ended September 26, 2026, decreased when compared to the effective tax rate on pre-tax income for the three months ended September 27, 2025, primarily due to increases in our reserves for uncertain tax positions in 2025, offset by tax benefits resulting from the enactment of the One Big Beautiful Bill Act (“OBBBA”) in 2025 and changes in jurisdictional mix of earnings.

The effective tax rate on pre-tax loss for the nine months ended September 26, 2026, decreased when compared to the effective tax rate on pre-tax income for the nine months ended September 27, 2025, primarily due to a reduction in our reserves for uncertain tax positions in 2026, increases in our reserves for uncertain tax positions in 2025, the impact of goodwill impairments in 2026, offset by impacts related to the Dermacosmetics Business divestiture in 2026 and the impact of the OBBBA in 2025.

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

Cash and Cash Equivalents

(in millions)	September 26, 2026	December 31, 2025
Cash and cash equivalents	$436.6	$531.6
Working capital(1)	$956.3	$1,043.7

(1) Working capital represents current assets less current liabilities, excluding cash and cash equivalents, assets and liabilities held for sale and current indebtedness.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents, cash flows from operations, and borrowings available under our credit facilities are expected to be sufficient to finance our liquidity and capital expenditures in both the short and long-term. Although our lenders have made commitments to make funds available to us in a timely fashion under our revolving credit agreements and overdraft facilities, if economic conditions worsen or new information becomes publicly available impacting the institutions’ credit rating or capital ratios, these lenders may be unable or unwilling to lend money pursuant to our existing credit facilities. Should our outlook on liquidity requirements change substantially from current projections, we may seek additional sources of liquidity in the future.

Cash Flows

The following table includes summarized cash flow activities:

	Nine Months Ended
(in millions)	September 26, 2026	September 27, 2025	$ Change
Net cash from operating activities	$65.2	$63.1	$2.1
Net cash from (for) investing activities	323.4	(50..9)	374.3
Net cash for financing activities	(477.7)	(166.1)	(311.6)
Effect of exchange rate changes on cash and cash equivalents	(8.2)	29.5	(37.7)
Net decrease in cash and cash equivalents	$(97.3)	$(124.4)	$27.1

Net cash from Operating Activities

The $2.1 million increase in operating cash flow was primarily driven by a decrease in working capital, partially offset by a decrease in cash flow from the change in net earnings after adjustments for items including impairment, depreciation and amortization, gain (loss) on sale of business and restructuring.

Net cash from (for) Investing Activities

The $374.3 million increase in investing cash flow was due primarily to proceeds received associated with the sale of the Dermacosmetics Business (refer to Item 1. Note 3).
Net cash for Financing Activities

The $311.6 million decrease in financing cash flow was primarily driven by additional one-time payments made on our outstanding debt during the current year (refer to Item 1. Note 11).

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

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

As of September 26, 2026, we had $967.5 million outstanding under our Term Loan B Facility. As of December 31, 2025, we had $1,394.3 million outstanding under our Term Loan A Facility and Term Loan B Facility. Our short-term debt as of September 26, 2026 of $11.3 million is comprised of (i) amortization payments for the Term B Loans and (ii) lease payments.

Using proceeds received as a result of the Dermacosmetics Business sale, a payment was made in the amount of $335.0 million on the Revolving Facility during the three months ended June 27, 2026. As of September 26, 2026, borrowings outstanding under the Revolving Facility totaled $92.6 million. There were no borrowings outstanding under the Revolver as of December 31, 2025.

The interest rate net of derivatives results in a fixed rate on a substantial portion of our long-term debt, the earliest of which matures in April 2029.

We are in compliance with all the covenants under our debt agreements as of September 26, 2026.

Other Financing

We have overdraft facilities available that we may use to support our cash management operations. There were no material borrowings outstanding under the overdraft facilities as of September 26, 2026 or December 31, 2025.

Leases

We had $171.0 million and $190.5 million of lease liabilities and $161.1 million and $179.3 million of lease assets as of September 26, 2026 and December 31, 2025, respectively. For information on our operating and finance lease obligations and the amount and timing of future payments refer to Item 1. Note 7.

Credit Ratings

Our credit ratings on September 26, 2026 were Ba3 (negative), B+ (stable), and BB (negative) by Moody's Investors Service ("Moody's"), S&P Global Ratings ("S&P"), and Fitch Ratings Inc. ("Fitch"), respectively.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

The interest rate on the 3.150% Senior Notes due 2030 increased from 4.900% to 5.150% for payments made after December 15, 2025 as a result of previous credit rating adjustments. Interest rate adjustments for the 3.150% Senior Notes due 2030 are subject to a 2.0% cap above the original 3.150% interest rate, ensuring that the interest rate does not exceed 5.150%. This adjustment is contingent upon certain rating events, as outlined in the Notes’ Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc and Wells Fargo Bank, National Association, serving as trustee.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

	September 26, 2026	December 31, 2025
Current assets	$1,694.1	$1,919.1
Non-current assets	$2,630.0	$3,959.8
Current liabilities	$772.5	$720.6
Non-current liabilities	$9,854.8	$10,216.1
Due to non-guarantors	$6,215.9	$6,020.6

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

The summarized results of operations information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

Nine Months Ended
September 26, 2026
Total revenues	$2,178.1
Gross profit	$616.5
Operating income (loss)	$(339.3)
Net income (loss)	$(395.1)
Revenue from non-guarantors	$264.1
Operating expenses to non-guarantors	$—
Other (income) expense to non-guarantors	$(33.7)

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

There were no material changes in contractual obligations as of September 26, 2026 from those provided in our 2025 Form 10-K.

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

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 26, 2026. Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 26, 2026, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

10.2*
Perrigo Company plc Executive Committee Severance Policy, effective June 29, 2026 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2026) (File No. 001-36353).

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

PERRIGO COMPANY PLC
(Registrant)

Date:	November 4, 2026	/s/ Albert A. Manzone
Albert A. Manzone
Interim Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 4, 2026	/s/ Eduardo Bezerra
Eduardo Bezerra
Chief Financial Officer
(Principal Accounting and Financial Officer)